Form 10-K
period 2025-12-31
SPACSphere Acquisition Corp.
filed 2026-03-27
CIK 2081300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-43093

SPACSphere Acquisition Corp.

(Exact name of Registrant as specified in its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8795 Folsom Blvd Sacramento, California	95826
(Address of principal executive offices)	(Zip Code)

(501) 201-0130

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, one-half of one redeemable warrant, and one right to receive one-fifth of one Class A ordinary share	SSACU	The NASDAQ Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	SSAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SSACW	The NASDAQ Stock Market LLC
Rights, each right entitling the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial business combination	SSACR	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the ordinary shares of the registrant had not been trading on Nasdaq because the Company did not complete its initial public offering until February 2026, and therefore it cannot calculate the aggregate market value of its ordinary shares held by non-affiliates as of such date.

As of March 27, 2026, 18,200,849 ordinary shares, par value $0.0001 per share, of the registrant were issued and outstanding.

i

CERTAIN TERMS

Unless otherwise provided in this Annual Report on Form 10-K, references to:

●	“amended and restated memorandum and articles of association” are to our amended and restated memorandum and articles of association;

●	“Class A ordinary shares” are to our Class A ordinary shares of par value $0.0001 per share;

●	“Class B ordinary shares” are to our Class B ordinary shares of par value $0.0001 per share;

●	“Company,” “our Company,” “we,” or “us” are to SPACSphere Acquisition Corp., a Cayman Islands exempted company;

●	“Companies Act” are to the Companies Act (as revised) of the Cayman Islands as the same may be amended from time to time;

●

“direct institutional investors” are to the institutional investors (none of which is affiliated with any member of our management, any other member of our sponsor, or any other investor), who directly purchased an aggregate of (i) 50,000 of the 279,465 private placement units purchased by the sponsor and direct institutional investors, and (ii) 137,500 of the 768,529 restricted Class A ordinary shares purchased by the sponsor and direct institutional investors, at a price of $10.00 per interest for each private placement security, in the private placement that closed simultaneously with the closing of the Offering. In connection with the each direct institutional investor’s purchasing of the private placement securities allocated to it in connection with the closing of the Offering, the sponsor will sold, assigned and transferred an aggregate 500,000 founder shares at a nominal purchase price;

●	“Extension Period” refers to the up to two additional three-month periods for which our shareholders may vote by special resolution to amend our amended and restated memorandum and articles of association to extend the period of time that we have to consummate the initial business combination if we anticipate that we may not be able to consummate our initial business combination within 15 months from the closing of the Offering;

●	“founder shares” are to our Class B ordinary shares initially purchased by our sponsor in a private placement prior to the Offering, transferred to our direct institutional investors in connection with their investment, and, unless the context otherwise requires, our Class A ordinary shares issued upon the conversion thereof as provided herein;

●

“individual non-managing sponsor members” means certain individual investors who are members of the sponsor (none of which is affiliated with any member of our management, any other member of our sponsor, or any other investor), who indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of 32,000 of the 279,465 private placement units purchased by the sponsor and direct institutional investors, at a price of $10.00 per interest for each private placement security, in the private placement that closed simultaneously with the closing of the Offering;

●	“initial public offering,” “IPO,” or “Offering” is to our initial public offering, which was consummated on February 9, 2025.

●	“initial shareholders” are to the holders of our founder shares prior to the Offering;

●	“institutional non-managing sponsor members” means certain institutional investors who are members of the sponsor (none of which is affiliated with any member of our management, any other member of our sponsor, or any other investor), who indirectly purchased, through the purchase of non-managing sponsor membership interests, an aggregate of (i) 110,000 of the 279,465 private placement units purchased by the sponsor and direct institutional investors, and (ii) 302,500 of the 768,529 restricted Class A ordinary shares purchased by the sponsor and direct institutional investors, at a price of $10.00 per interest for each private placement security, in the private placement that closed simultaneously with the closing of the Offering;

●	“management” or our “management team” are to our officers and directors;

●

“non-managing sponsor members” are to the individual non-managing sponsor members and the institutional non-managing sponsor members. Subject to each non-managing sponsor member purchase, through the sponsor, the private placement securities allocated to it in connection with the closing of the Offering, the sponsor issued Class A membership units at a nominal purchase price to the non-managing sponsor members reflecting interests in an aggregate of 1,500,000 founder shares. The direct and indirect purchase of private placement securities and founder shares by non-managing sponsor members was not conditioned upon their purchase of any units in the public offering;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

●	“Permitted Withdrawal” means interest earned on the trust account (and not the principal held in the trust account) that has been or may be withdrawn to pay any taxes payable by the Company;

●	“preference shares” are to our preference shares of par value $0.0001 per share in the share capital of the Company;

●	“private placement” refers to the purchase by our sponsor and direct institutional investors of an aggregate of (a) 279,465 private placement units and (b) 768,529 restricted Class A ordinary shares, par value $0.0001 per share, of the Company, for an aggregate purchase price of $2,794,650;

●	“private placement rights” are to the share rights included in the private placement;

●	“private placement securities” are to the private placement units and the restricted Class A ordinary shares, collectively, of which those private placement securities received indirectly by the non-managing sponsor members or directly by the direct institutional investors, each consisting of (a) one (1) private placement unit and/or (b) two and three-fourths (2.75) restricted Class A ordinary shares, for each $10.00 invested in the private placement;

●	“private placement shares” are to the Class A ordinary shares included in the private placement units;

●	“private placement units” are to the 279,465 private placement units issued (whether or not the over-allotment option is exercised by the underwriters), each unit consisting of one Class A ordinary share, one-half of one redeemable warrant, and one share right, purchased in a private placement simultaneously with the closing of the Offering;

●	“private placement warrants” are to the warrants included in the private placement units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders, management team, advisors, direct institutional investors and any non-managing sponsor members to the extent our initial shareholders, members of our management team, direct institutional investors, non-managing sponsor members and/or advisors purchase public shares, provided that each initial shareholder’s, member of our management team’s, advisor’s, direct institutional investor’s and any non-managing sponsor members’ status as a “public shareholder” will only exist with respect to such public share;

●	“public shares” are to our Class A ordinary shares offered as part of the units in the Offering (whether they were subscribed for in the Offering or thereafter in the open market);

●	“public warrants” are to the warrants sold as part of the units in the Offering (whether they were subscribed for in the Offering or thereafter in the open market);

●	“restricted Class A ordinary shares” are to 768,529 Class A ordinary shares, par value $0.0001 per share, which shares are subject to (i) certain restrictions which only lapse upon the consummation of the initial business combination and (ii) surrender for nil consideration if an initial business combination is not consummated in accordance with the amended and restated memorandum and articles of association;

●	“share rights” are to the rights to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial business combination which were sold as part of the units in the Offering and private placement;

●	“sponsor” is to SPACSphere Sponsor LLC, a Delaware limited liability company formed for the purpose of acting as the sponsor in connection with the Offering, and the sponsor conducts no other business; the sponsor is controlled by Bala Padmakumar and SPACCatalyst LLC, a Nevada limited liability company, the managing members; and

●	“warrants” are to the warrants sold as part of the units in the Offering and the private placement (whether they were purchased in the Offering or thereafter in the open market), each unit containing one-half of one redeemable warrant.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and shareholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and shareholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

v

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination.

We have not selected any business combination target. Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement units (the “private units”), our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination.

Throughout their careers, our management team has accumulated extensive experience as executives, entrepreneurs, investors and advisors, successfully growing businesses across all facets of early stage to scaled companies. Members of our management team have extensive exposure to industry and acquisition trends as both investors and operators and possess an extensive network of relationships, with access to thought leaders and subject matter experts.

Initial Public Offering and Private Placement

On February 9, 2026, we consummated an initial public offering of 17,250,000 units (the “public units”), including the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 units. Each public unit consists of one Class A ordinary share, one-half of one redeemable warrant of the Company, with each whole public warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement with the sponsor and direct institutional investors of an aggregate of (a) 279,465 private placement units and (b) 768,529 restricted Class A ordinary shares, par value $0.0001 per share, of the Company, generating gross proceeds of $2,794,650. The restricted Class A ordinary shares are subject to (i) certain restrictions which only lapse upon the consummation of the initial business combination and (ii) surrender for nil consideration if an initial business combination is not consummated in accordance with the amended and restated memorandum and articles of association. The private placement units are identical to the units sold in the Offering, except that private placement units (including the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination. Similarly, the restricted Class A ordinary shares may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination.

A total of $172,500,000 from the net proceeds of the IPO and the sale of the private placement securities was placed in a trust account maintained by Odyssey Transfer and Trust Company acting as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and that invest only in direct U.S. government treasury obligations.

On February 27, 2026, holders of the Company’s units could elect to separately trade the Class A ordinary shares, warrants, and share rights included in its units. The Class A ordinary shares, warrants, and share rights are expected to trade on the Nasdaq Global Market (“Nasdaq”) under the symbols “SSAC,” “SSACW,” and “SSACR,” respectively. Units not separated will continue to trade on Nasdaq under the symbol “SSACU.” Holders of units will need to have their brokers contact the Company’s transfer agent, Odyssey Transfer and Trust Company, in order to separate the holders’ units into Class A ordinary shares, warrants, and share rights.

Acquisition Criteria

We have established the criteria and guidelines listed below in accordance with our strategy, which we believe are important in evaluating prospective targets. However, we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines.

●	Competitive Position: The target company has a defensible market position in relation to their competitors. This defensibility may come from technology, brand/IP, scale, or talent, among other attributes.

●	Management Team: The management team of the target company can execute on compelling growth strategies and/or recruit talented individuals to help execute the business strategy.

●	Inflection Point: The target company is at an inflection point, and the expertise of our management team combined with capital can improve financial performance.

●	Unrecognized Value: The target company is undervalued relative to market comps and/or as evaluated by our management team of seasoned public company officers and experts. In addition, our management team believes we can help the target company evaluate and improve its strategy and corporate governance, leading to successful value creation and re-valuation.

●	Growth: The target company is in a position to increase its growth rates, whether organically or inorganically, and our management team can help to accelerate that growth through supporting innovation of additional products or services or advising on strategic transactions.

●	Scalable Platform: The target company participates in markets of sufficient scale with the potential to achieve meaningful scale after the initial business combination, organically or through add-on acquisitions.

●	Risk-Adjusted Return: We believe that an acquisition of the target company will offer our shareholders attractive risk-adjusted returns on their investments.

Our Business Combination Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, (i) meetings with incumbent management and their advisors (if applicable); (ii) document reviews; (iii) interviews with various stakeholders, including, but not limited to, employees, customers and suppliers; (iv) on-site inspection of facilities; and (v) reviewing financial, operational, legal and other information which will be made available to us.

Our acquisition criteria, due diligence processes, and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in our shareholder communications related to our initial business combination, which would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Sourcing of Potential Business Combination Targets

We believe that the operational and transactional experience of our management team and the relationships they have developed as a result of such experience will provide us with a substantial number of potential business combination targets. These individuals and entities have developed a broad network of contacts and corporate relationships around the world. This network has grown through sourcing, acquiring and financing businesses and maintaining relationships with sellers, financing sources and target management teams. Our management team members have significant experience in executing transactions under varying economic and financial market conditions. We believe that these networks of contacts and relationships and this experience will provide us with important sources of investment opportunities. In addition, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest noncore assets or divisions.

We are not prohibited from pursuing an initial business combination with a business combination target that is affiliated with our sponsor, officers, directors, or non-managing sponsor members, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers, directors or non-managing sponsor members. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm that our initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context. If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Other Acquisition Considerations

Members of our management team may directly or indirectly own our ordinary shares or private placement securities following the Offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. For a detailed discussion of potential conflicts of interest involving our officers and directors, including their fiduciary obligations to other entities, see “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest.”

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other. Nevertheless, given our management team’s network and sourcing capabilities, we believe these obligations will not materially undermine our ability to complete an initial business combination.

Initial Business Combination

Nasdaq rules require that our initial business combination must occur with one or more operating businesses or assets with an aggregate fair market value equal to at least 80% of the assets held in the trust account (excluding the deferred underwriting commissions and any Permitted Withdrawals) at the time of our signing a definitive agreement in connection with our initial business combination (the “80% fair market value test”). If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. In addition, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We will have until 15 months from the closing of the Offering to consummate an initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 15 months from the closing of the Offering, our shareholders may vote by special resolution to amend our amended and restated memorandum and articles of association to extend the period of time that we have to consummate the initial business combination by up to two additional three-month periods (any such extended period of time, an “Extension Period”), for a total of up to 21 months to complete a business combination. We will provide all public shareholders with the opportunity to redeem their public shares in connection with any such vote.

Unless we complete our initial business combination with an affiliated entity, or our board of directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion that the price we are paying for a target is fair to our company from a financial point of view from any of the following: (i) an independent investment banking firm; (ii) another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire; or (iii) from an independent accounting firm. If no opinion is obtained, our shareholders will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the issued and outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the issued and outstanding capital stock, shares or other equity securities of a target business or issue a substantial number of new shares to third-parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the target businesses. If our securities are not listed on the Nasdaq after the Offering, we would not be required to satisfy the 80% fair market value test. However, we intend to satisfy the 80% fair market value test even if our securities are not listed on the Nasdaq at the time of our initial business combination.

Sponsor Information

Our sponsor, SPACSphere Sponsor LLC, a Delaware limited liability company, was formed to invest in our Company. Although our sponsor is permitted to undertake any activities permitted under the Delaware Limited Liability Company Act and other applicable law, our sponsor’s business is focused on investing in our Company. Bala Padmakumar and SPACCatalyst LLC, a Nevada limited liability company, the managing members of SPACSphere Sponsor LLC, hold voting and investment discretion with respect to the securities held of record by the sponsor. SPACCatalyst LLC is managed by Soumen Das, our Chief Financial Officer, and Miteshkumar Patel. As of the date hereof, except as described herein, no other person has a direct or indirect material interest in our sponsor.

As managing members, Mr. Padmakumar and SPACCatalyst LLC exclusively control the business and affairs of our sponsor. In connection with the private placement, non-managing members invested indirectly in the Company through the purchase of non-managing sponsor membership interests. Non-managing members do not take part in or interfere in any manner with the conduct or control of the business of the sponsor nor have the right to vote on any matter relating to the sponsor, its business or affairs. For the avoidance of doubt, other than our management team, none of the other members of our sponsor will participate in our Company’s operational activities.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their equity interests, shares and/or shares of stock in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aiding in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the end of the prior fiscal year’s second quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K promulgated by the SEC. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter.

Financial Position

As of December 31, 2025 there were no funds available for a business combination. Following the consummation of the IPO on February 9, 2026, we have $160,425,000 in the Trust Account (net of deferred underwriting fee payable of $12,075,000) available for a business combination, assuming no redemptions, we can offer the target business a means to fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing. Accordingly, our flexibility in structuring a business combination maybe subject to constraints resulting from a need to finance such business combination.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following the Offering. We intend to effectuate our initial business combination using cash from the proceeds of the Offering and the sale of the private placement securities, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under the Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then issued and outstanding;

●	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals), divided by the number of then issued and outstanding public shares, subject to the limitations described herein. The amount in the trust account is approximately $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, our directors, and our officers have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may acquire during or after the Offering in connection with the completion of our initial business combination.

The non-managing sponsor members are not required to (i) hold any units, Class A ordinary shares, warrants, or share rights they may purchase in the Offering or thereafter for any amount of time, (ii) vote any Class A ordinary shares they may own at the applicable time in favor of our initial business combination, or (iii) refrain from exercising their right to redeem their public shares at the time of our initial business combination. The non-managing sponsor members will have the same rights to the funds held in the trust account with respect to the Class A ordinary shares underlying the units they may purchase in the Offering as the rights afforded to our other public shareholders. Whether or not the non-managing sponsor members purchase any units in the Offering or in the open market after the Offering, the non-managing sponsor members will have different interests than our other public shareholders in approving our initial business combination and otherwise exercising their rights as public shareholders because of their indirect ownership of founder shares, private placement units, and restricted Class A ordinary shares, as further discussed in this Annual Report. Any trading decisions made by any of the foregoing entities will be made by them based on market conditions at the time of the proposed sale or redemption.

Redemption of Public Shares Liquidation if No Business Combination

Our sponsor, officers and directors have agreed that we will have only 15 months from the closing of the Offering to complete our initial business combination. If we are unable to complete our initial business combination within such 15-month period or during any Extension Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants or share rights, which will expire worthless if we fail to complete our initial business combination within the 15-month time period, or during any Extension Period.

Our sponsor, our officers, and our directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 15 months from the closing of the Offering or during any Extension Period. The underwriters have agreed to waive their rights to the deferred underwriting commission held in the trust account in the event we do not complete our initial business combination within 15 months from the closing of the Offering or during any Extension Period, and subsequently liquidate and, in such event, such amounts will be included with the funds held in the trust account that will be available to fund the redemption of our public shares, subject to the limitations described herein. However, if our sponsor, our officers, and our directors acquire public shares after the Offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 15-month time period, or during any Extension Period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the Offering or during any Extension Period, or (ii) with respect to the other provisions relating to shareholders’ rights or pre-business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals), divided by the number of then issued and outstanding public shares. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares. For a description of the rights and obligations of the non-managing sponsor members, see “Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination” above.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $850,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required for Permitted Withdrawals, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the Offering and the sale of the private placement securities, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed to the Sponsor Indemnification Obligation described in “Indemnity” below. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations. None of our other officers will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn for Permitted Withdrawals, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.00 per share.

If we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency laws, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, we cannot assure you we will be able to return $10.00 per share to our public shareholders. Additionally, if we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 15 months from the closing of the Offering or during any Extension Period, or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 15 months from the closing of the Offering or during any Extension Period, subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of funds in the trust account available for distribution to public shareholders as described herein. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contain certain requirements and restrictions relating to the Offering that will apply to us until the consummation of our initial business combination. If we seek to amend any provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers, and directors have agreed to waive their redemption rights with respect to their founder shares held by them, and any public shares they may have acquired during the Offering or may acquire d after the Offering in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provide, among other things, that:

●	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a general meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination or abstain from the vote of the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest not previously released to the Company (which interest shall be net of Permitted Withdrawals), in each case subject to the limitations described herein;

●	we will consummate our initial business combination solely if we seek shareholder approval and obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination;

●	if our initial business combination is not consummated within 15 months from the closing of the Offering or during any Extension Period, then our existence will terminate and we will distribute all amounts in the trust account, as described herein; and

●	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of holders of at least two-thirds of our ordinary shares. In the event we seek shareholder approval in connection with our initial business combination, our amended and restated memorandum and articles of association provides that we may consummate our initial business combination only if approved by an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting in favor of the business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources.

This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our issued and outstanding warrants and share rights, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.00 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn for Permitted Withdrawals (the “Sponsor Indemnification Obligation”). The Sponsor Indemnification Obligation will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations; therefore, our sponsor may not be able to satisfy those obligations. We have not asked our sponsor to reserve for such obligations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Periodic Reporting and Financial Information

We registered our units, Class A ordinary shares, warrants, and share rights under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB standards. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2026, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

For the risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated February 5, 2026, incorporated by reference herein. Since such date, there have been no material changes to the risks relating to our operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if any. We have not encountered any cybersecurity incidents since our IPO.

Item 2. Properties.

We currently maintain our corporate offices at 8795 Folsom Blvd., Sacramento, California. The cost for this space is included in the $10,000 per month fee that we pay our sponsor for office space, administrative and support services. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units began to trade on The Nasdaq Global Market, or Nasdaq, under the symbol “SSACU” on February 6, 2026. Our ordinary shares, warrants, and share rights comprising the units began separate trading on Nasdaq on February 27, 2026, under the symbols “SSAC”, “SSACW”, and “SSACR,” respectively.

Holders

As of the date hereof, there were 6 holders of record of our Class A ordinary shares, 5 holders of record of our Class B ordinary shares, and 1 holder of record of our units. The number of record holders was determined from the records of our transfer agent.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On June 28, 2025, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate of $25,000 (or approximately $0.004 per share), up to 750,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ full exercise of the over-allotment option on February 6, 2026, none of the founder shares are subject to surrender or forfeiture.

On February 9, 2026, we consummated an initial public offering of 17,250,000 public units, including the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 public units. Each public unit consists of one public share, one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement with the sponsor and direct institutional investors of an aggregate of (a) 279,465 private placement units and (b) 768,529 restricted Class A ordinary shares, generating gross proceeds to the Company of $2,794,650.

Since our IPO, our sole business activity has been identifying and evaluating suitable acquisition transaction candidates. We presently have no revenue and have had losses since inception from incurring formation and operating costs. We have relied upon the sale of our securities and loans from the sponsor and other parties to fund our operations.

For a description of the use of the proceeds generated in our IPO, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s financial statements and notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Please see “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. We have not selected any specific business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Offering and the sale of the private placement securities, the proceeds of the sale of our securities in connection with our initial business combination (pursuant to forward purchase contracts or backstop agreements we may enter into following the consummation of the Offering or otherwise), our shares, debt or a combination of cash, shares and debt.

The issuance of additional ordinary shares or preference shares in a business combination:

●	may significantly dilute the equity interest of investors in the Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change of control if a substantial number of our ordinary shares is issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares, warrants, and/or share rights; and

●	may not result in adjustment to the exercise price of our warrants or share rights.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Offering. Following the Offering, we have not generated any operating revenues until after completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially.

For the period from June 18, 2025 (inception) to December 31, 2025, we had net loss of $110,178, which consisted solely of general and administrative expenses.

Liquidity and Capital Resources

On February 9, 2026, we consummated an initial public offering of 17,250,000 public units, including the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 public units. Each public unit consists of one public share, one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of our initial business combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the consummation of the IPO, the Company consummated the private placement with the sponsor and direct institutional investors of an aggregate of (a) 279,465 private placement units and (b) 768,529 restricted Class A ordinary shares, generating gross proceeds to the Company of $2,794,650.

Upon the closing of the IPO and the private placement on February 9, 2026, a total of $172,500,000 from the net proceeds of the IPO and the sale of the private placement securities was placed in a trust account maintained by Odyssey Transfer and Trust Company acting as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government treasury obligations.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the trust account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2025, we had cash of $6,081 held outside the trust account. Subsequent to the consummation of the IPO, our liquidity has been satisfied through the net proceeds from the consummation of the IPO and the private placement held outside of our trust account. In addition, in order to meet our working capital needs following the consummation of the IPO until the completion of an initial business combination, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial business combination, and the lender has the option to convert up to $1,000,000 of such loans into private placement units at a price of $10.00 per unit prior to or upon the consummation of our initial business combination. If a business combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the trust account.

Off-Balance Sheet Arrangements

As of December 31, 2025, we had no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, the Company had not yet consummated its IPO, and therefore did not have any material contractual obligations such as long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. However, upon the closing of the Company’s IPO, the Company became subject to the following material contractual obligations.

Administrative Services Agreement

Our Sponsor has agreed to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services and will continue to incur these fees until the earlier of the consummation of the Company’s initial business combination or liquidation.

Underwriting Agreement

The underwriters are entitled to (1) an underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, payable to the underwriters upon the closing of the Offering, and (2) a deferred underwriting commission of $0.70 per unit or $12,075,000 in the aggregate of the gross proceeds of the IPO and the over-allotment option held in the trust account upon the completion of the Company’s initial business combination subject to the terms of the underwriting agreement. The underwriters also agreed to reimburse the Company for expenses incurred by the Company in connection with the Offering in an amount which shall not exceed $2,156,250.

Critical Accounting Estimates

The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2025, we did not have any critical accounting estimates to be made.

Recent Accounting Standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon their evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the period from June 18, 2025 (inception) through December 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our current directors and executive officers are listed below.

Name	Age	Position
Bala Padmakumar	65	Chief Executive Officer and Director
Soumen Das	44	Chief Financial Officer and Director
Kathleen Cuocolo	74	Independent Director
Mark Platshon	73	Independent Director
Magnus Ryde	70	Independent Director

Below is a summary of the business experience of each of our executive officers and directors:

Bala Padmakumar has served as our Chief Executive Officer and Chairman since June 2025. Mr. Padmakumar is a broad based entrepreneur and technologist with a strong background in strategic partnerships, product and business development, technology and operations, private equity, and venture capital environments. Mr. Padmakumar has broad experience leading special purpose acquisition companies (SPACs), including serving as CEO, Chairman and board member of ChampionsGate Acquisition Corporation (Nasdaq: CHPG), a SPAC in search of a target business, from March 2024 until July 2025; Chairman and board member of Four Leaf Acquisition Corporation (Nasdaq: FORL), a SPAC that entered into an agreement for a business combination in December 2024, since July 2022; and CEO, Chairman and board member of Monterey Capital Acquisition Corporation (Nasdaq: MCAC), from September 2021 until the closing of its business combination with ConnectM Technology Solutions, Inc. (“ConnectM”), an electrification company provider, in July 2024. Since July 2024, he has served as Vice Chairman for ConnectM (OTCQB: CNTM). Mr. Padmakumar also heads the Office of Technology at Connect M. In addition, since August 2020, Mr. Padmakumar has been a partner at Advantary LLC, where he specializes in business development and advises on strategic matters. From July 2016 to December 2021, Mr. Padmakumar also advised on deal flow and provided operational support to portfolio companies for a fund set up to support SK Telecom Co., Ltd.’s strategic interests. From 2011 to October 2020, Mr. Padmakumar was the Chief Executive Officer at Amperics, Inc., a developer and vendor of high energy density ultracap hybrid storage systems. Mr. Padmakumar also has extensive experience in the clean energy sectors, having been an advisor to Lionrock Batteries Ltd., which creates flexible batteries and high performance separator technology since 2019, an advisor to the board and CEO of Hyperscale Data Center Company, a company focused on energy usage efficiency in hyperscale data centers from 2018 to 2020, and an advisor to the chairman of Advanced Systems Automation Limited in Singapore, where he advised on issues surrounding urban transportation, High Energy Density Li Ion battery (NMC technology) and 3D printing technology from 2017 to 2019. Mr. Padmakumar also has broad experience advising on capital raising and corporate strategy, serving as a mentor to OneValley Inc., a global entrepreneurship platform for individuals, startups, and corporations seeking innovation and accelerated growth, and as an advisor to several early stage companies from audio technologies to SaaS products. Mr. Padmakumar holds a Bachelor’s Degree in Technology from the University of Madras in Chemical Engineering and a Master of Science Degree in Chemical Engineering from Stanford University.

Soumen Das has served as our Chief Financial Officer and director since June 2025. Mr. Das has served as managing member of SPACCatalyst LLC since 2024. Mr. Das has served as Director of Capital Markets & Investments at VIKASA Capital Inc. from June 2021 to May 2024. While at VIKASA, Mr. Das advised Stardust in its business combination with Global Partner Acquisition Corp. II, a SPAC, which closed in July 2024. Prior to joining VIKASA, Mr. Das worked as a SPAC IPO Manager for Explorer Acquisition LLC (the “Explorer Group”), a serial SPAC sponsor, from March 2018 to May 2021. While at the Explorer Group, Mr. Das initiated and successfully launched seven SPAC IPOs, which were: Enterprise 4.0 Technology Acquisition Corp., which liquidated in July 2023, BioPlus Acquisition Corp., which liquidated in October 2023, Epiphany Technology Acquisition Corp., which liquated in January 2023, Carney Technology Acquisition Corp. II, which liquidated in February 2023, E.Merge Technology Acquisition Corp., which liquidated in August 2022, Apex Technology Acquisition Corp., which completed its initial business combination with AvePoint, Inc. (Nasdaq: AVPT) in July 2021, and ChaSerg Technology Acquisition Corp., which completed its initial business combination with Grid Dynamics Holdings, Inc. (Nasdaq: GDYN) in March 2020. In addition to his SPAC experience, Mr. Das has been the director of finance of Meditab Software Inc. since July 2024 and Chief Financial Officer of Dose Packer Inc. since May 2025. Mr. Das was also the project development manager and chief financial officer of JENO RD from 2015 to 2018. Mr. Das received a Master of Business Administration from ESADE Business School, Barcelona, Spain and a Bachelor of Technology in Electrical Engineering from the National Institute of Technology in Rourkela, India.

Kathleen Cuocolo has served as a member of our board of directors, chairperson of our audit committee, and member of our compensation committee since January 2026. Ms. Cuocolo has served as a board member of Monterey Capital Acquisition Corporation (Nasdaq: MCAC), a SPAC, from 2021 until the closing of its business combination with ConnectM in July 2024. Since July 2024, she has served as a board member of ConnectM (OTCQB: CNTM). Ms. Cuocolo is a versatile executive and director with demonstrated success in developing and managing financial services operations on a global basis. Ms. Cuocolo is currently a director and Audit Chair of Greenbacker Renewable Energy Company LLC and a director at WEBS ETF Trust. Her prior directorships include President and Director of The China Fund, Inc., which invests primarily in private placements in mainland China, Chairperson of Select Sector ETF Trust, and a director of Guardian Life family of funds. From 2014 through March 2020, Ms. Cuocolo was the president of Syntax Advisors, LLC where she was responsible for the operations and strategic planning for these business lines. Prior to that, from 1982 until 2003, Ms. Cuocolo served in various roles at State Street Corporation, including as an Executive Vice President, Division Head of Investor Products and Services, where she was responsible for operations and strategic planning. Ms. Cuocolo was a member of the corporations’ Executive Operating Committee responsible for all aspects of business strategy. During her 22 years at State Street, Ms. Cuocolo led the firm to become the largest fund administrator in the U.S., with over $1.2 trillion in assets. Prior to State Street, Ms. Cuocolo was an auditor at PriceWaterhouseCoopers LLP. Ms. Cuocolo received her B.A. in Accounting, summa cum laude, from Boston College, and holds a Masters Professional Director Certificate from the American College of Corporate Governance. Ms. Cuocolo received her CPA license in the Commonwealth of Massachusetts in 1981.

Mark Platshon has served as a member of our board of directors, audit committee, and compensation committee since January 2026. Mr. Platshon is a venture investor and public-company executive with more than four decades of experience founding, financing and scaling deep-technology businesses in the energy, mobility, life-science and advanced-materials sectors. Since 2021 he has served as Managing Director of Icebreaker Ventures, the management company for a family of special-purpose vehicles, including Commonwealth Fusion Systems, Type One Energy, Pacific Fusion, and Kinara. Prior to Icebreaker Ventures, from 2010 to 2017 Mr. Platshon co-founded and led BMW i Ventures, the corporate venture capital arm of BMW Group, where he managed the fund’s Silicon Valley operation and sponsored investments in ChargePoint, RideCell, Nauto, Zendrive, Life360 and other mobility-technology leaders. Earlier, he was a Managing Director at VantagePoint Venture Partners (2008-2009) and a Venture Partner at both Trident Capital and XSeed Capital (2007-2008), focusing on cleantech, energy-storage and medical-device opportunities. In addition to his investing career, Mr. Platshon has repeatedly served as chief executive officer and managing partner for companies such as Amprius Technologies, Inc. (NYSE: AMPX), Capnia, and Zing Networks, among others. He began his career as a U.S. Navy Lieutenant assigned to Admiral H.G. Rickover’s Naval Reactors Division in the U.S. Department of Energy, managing technology and equipment development for naval nuclear power plants. Mr. Platshon received his M.B.A. from the Stanford Graduate School of Business, holds a B.S.E. in Naval Architecture and Marine Engineering, magna cum laude, from the University of Michigan, and earned a Graduate Certificate in Nuclear Engineering from Westinghouse. He has completed executive programs in global bioscience and electrochemistry at the University of California, Berkeley.

Magnus Ryde has served as a member of our board of directors, chairperson of our compensation committee, and member of our audit committee since January 2026. Mr. Ryde is a seasoned executive, entrepreneur, and investor with a distinguished career spanning the global semiconductor, high-tech, and venture capital industries. Mr. Ryde has served as co-founder and Chairman of 7 Semiconductors Oy, a European investment company based in Helsinki, Finland, since 2024. He is also the founder of Spirit Ventures, a Stockholm-based venture capital firm focused on deep-tech investments in Europe, a position he has held since 2017. Since 2024, Mr. Ryde has served as a board member of Polar Light Technologies AB, a Swedish company. From 2010 to 2011, Mr. Ryde was CEO of DayStar Technologies Inc., where he was appointed to restructure the company and secure a strategic partner for its long-term survival. He served as Interim CEO of Intematix Corp. from 2005 to 2007, where he raised Series C financing and established a joint venture in Taiwan for LED packaging. From 2000 to 2004, Mr. Ryde was Chairman and CEO of FlexICs. Mr. Ryde’s extensive tenure at KLA-Tencor Corporation spanned from 1980 to 1998, during which he held several key leadership roles, including as Vice President of Worldwide Field Operations. In addition to his executive roles, Mr. Ryde has been an active board member for numerous technology companies, including Excillum AB, an X-ray instrument company (2016-2021), GLO AB, a venture-backed LED company (2009-2021), and Chairman of the Board of Optical Components Mfg. of Kaiam Corp. (2013-2017), among others. Mr. Ryde holds an Executive MBA from Stanford University, a Master of Science in Industrial Engineering from Stanford University, and a Bachelor of Science in Industrial Management & Engineering from Linköping University, Sweden.

Number, Terms of Office and Election of Executive Officers and Directors

Our board of directors consists of five members. Only holders of the Class B ordinary shares will have the right to vote on (i) the appointment and removal of directors prior to the consummation of the initial business combination and (ii) prior to the closing of the initial business combination, and whilst any Class B ordinary shares are issued and outstanding, continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of our Class A ordinary shares will not have the right to vote on the appointment and removal of directors or on continuing the Company in a jurisdiction outside the Cayman Islands during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by at least 90% of our Class B ordinary shares voting in a general meeting. Each of our directors will hold office until terminated as described in the amended and restated articles and memorandum of association. Subject to any other special rights applicable to the shareholders, any vacancies on our board of directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, a Chief Executive Officer, a President, a Chief Operating Officer, Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of any publicly traded class of our equity securities, to file reports of ownership and changes in ownership of equity securities of the Company with the SEC. Officers, directors, and greater than 10% shareholders are required by the SEC’s regulations to furnish the Company with copies of all Section 16(a) forms that they file.

As of December 31, 2025, our executive officers, directors, and greater than 10% beneficial owner had not become obligated to file reports under Section 16(a) of the Exchange Act.

Committees of the Board of Directors

We currently have two standing committees under the board of directors: an audit committee and a compensation committee. Each of our audit committee and our compensation committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below.

Audit Committee

We have established an audit committee of the board of directors. Our audit committee consists of Ms. Cuocolo, Mr. Platshon, and Mr. Ryde, each of whom satisfies the “independence” requirements of Rule 5605(a)(2) of the Nasdaq Stock Market Rules and meet the independence standards under Rule 10A-3 under the Exchange Act. Ms. Cuocolo serves as the chairperson of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Ms. Cuocolo and Mr. Platshon qualify as an “audit committee financial expert” as defined in applicable SEC rules. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	assisting board oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our independent auditor’s qualifications and independence, and (iv) the performance of our internal audit function and independent auditors;

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

●	setting clear hiring policies for employees or former employees of the independent auditors;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

●	obtaining and reviewing a report, at least annually, from the independent auditors describing (i) the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent auditor, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent auditors, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Ms. Cuocolo, Mr. Platshon, and Mr. Ryde, each of whom is an independent director under the Nasdaq Stock Market Listing Rules. Mr. Ryde serves as the chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation (if any is paid by us), evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and making recommendations to our board of directors with respect to the compensation, any incentive-compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605 of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Ms. Cuocolo, Mr. Platshon, and Mr. Ryde. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Prior to our initial business combination, the board of directors will also consider director candidates recommended for nomination by holders of our founder shares during such times as they are seeking proposed nominees to stand for election at an annual general meeting (or, if applicable, an extraordinary general meeting). Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our board.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders. As of December 31, 2025, we had not effected any material changes to the procedures by which our shareholders may recommend nominees to our board of directors.

Insider Trading Policy

We have adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by directors, officers, employees and the Company that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to us.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business. We will make a printed copy of our code of ethics available to any shareholder who so requests. Requests for a printed copy may be directed to us as follows: SPACSphere Acquisition Corp., 8795 Folsom Blvd., Sacramento, CA 95826.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association will provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We will enter into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Conflicts of Interest

Under Cayman Islands law, officers and directors owe fiduciary duties to the company, including the following:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care and skill, which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill, and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Our directors and officers may now be, or in the future become, affiliated with entities that are engaged in a similar business. We do not have employment contracts with our officers and directors that will limit their ability to work at other businesses, and our officers and directors are not prohibited from becoming either a director or officer of any other special purpose acquisition company with a class of securities registered under the Exchange Act. In addition, our directors and officers may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented to us or to any other blank check company with which they may become involved. Our sponsor, officers and directors have complete discretion, subject to applicable fiduciary duties, as to which blank check company they choose to pursue a business combination and the order in which they pursue business combinations for any of their existing or future blank check companies. As a result, our sponsor, officers and directors may pursue business combinations for blank check companies that it has sponsored in any order, which could result in its more recent blank check companies completing business combinations prior to its blank check companies that were launched earlier. There are no contractual obligations governing the allocation of opportunities among the various blank check companies. Any determination as to which blank check company will pursue a particular acquisition target will be made based on the circumstances of the particular situation, including but not limited to the relative sizes of the blank check companies compared to the sizes of the targets, the need or desire for additional financings and the relevant experience of our sponsor, directors and officers involved with a particular blank check company. Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to our directors’ and officers’ fiduciary duties under the Cayman Islands law.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, non-managing sponsor members, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors or non-managing sponsor members; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination as such affiliated person(s) would have interests different from our public shareholders and would likely not receive any financial benefit unless we consummated such business combination. In the event we seek to complete our initial business combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our sponsor (including its members), officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial business combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

Subsequent to the Offering, our sponsor and members of our management team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction because of their financial interest in completing an initial business combination within the completion window. Our sponsor paid a nominal aggregate purchase price of $25,000 for the founder shares, or approximately $0.004 per share. Accordingly, our management team, which owns interests in our sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our sponsor had paid the same per share price for the founder shares as our public shareholders paid for their public shares.

In the event our sponsor or members of our management team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial business combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination and in negotiating or accepting the terms of the transaction as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

Investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●

Our initial shareholders, directly or indirectly, hold their respective founder shares and may acquire public shares during or after the Offering in connection with the completion of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination within 15 months after the Offering of this offering or during any Extension Period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement securities held in the trust account will be used to fund the redemption of our public shares, subject to the limitations described herein, the private placement units will expire worthless, and the restricted Class A ordinary shares will be surrendered for nil consideration to the Company. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our initial shareholders until the earlier of (A) one year after the completion of our initial business combination or (B) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction after our initial business combination that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the converted Class A ordinary shares will be released from the lock-up if (x) the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date following the completion of our initial business combination on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

●	With certain limited exceptions, the private placement units (and the Class A ordinary shares issuable upon their exercise) will not be transferable, assignable or salable by the initial purchasers or their respective permitted transferees until 30 days after the completion of our initial business combination. Further, the restricted Class A ordinary shares will not be transferable, assignable, or salable until 30 days after the completion of our initial business combination. However, if after our initial business combination there is a transaction whereby all the outstanding Class A ordinary shares are exchanged or redeemed for cash or another issuer’s shares, then the founder shares and private placement securities shall be permitted to participate. Any permitted transferees would be subject to the same restrictions and other agreements of our sponsor and our directors and executive officers with respect to any founder shares, private placement units, or restricted Class A ordinary shares.

●	Since our sponsor and officers and directors directly or indirectly own ordinary shares, warrants, and share rights following the Offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

●	Our sponsor, officers, or directors may have a conflict of interest with respect to evaluating a business combination and financing arrangements as we may obtain loans from our sponsor or an affiliate of our sponsor or any of our officers or directors to finance transaction costs in connection with an intended business combination. Such loans could be convertible into private placement units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the private placement units.

The conflicts described above may not be resolved in our favor.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Affiliation
Bala Padmakumar	Four Leaf Acquisition Corporation	Interim CEO and Chairman
	ConnectM Technology Solutions, Inc.	Vice Chairman
	Advantary LLC	Partner

Soumen Das	Dose Packer Inc.	Chief Financial Officer
	SPACCatalyst LLC	Managing Member

Kathleen Cuocolo	ConnectM Technology Solutions, Inc.	Director
	Renewable Energy Company LLC	Director
	WEBS ETF Trust	Director

Magnus Ryde	7 Semiconductors Oy	Chairman
	Spirit Ventures	Founder
	Polar Light Technologies AB	Director

Mark Platshon	Powerfield Energy	Director
	Icebreaker Ventures LLC	Managing Director
	Redwoods Climate Capital LLC	Managing Director

In addition, our sponsor or any of its affiliates may make additional investments in the Company in connection with the initial business combination, although our sponsor and its affiliates have no obligation or current intention to do so. If our sponsor or any of its affiliates elects to make additional investments, such proposed investments could influence our sponsor’s motivation to complete an initial business combination.

In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed, pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them (and their permitted transferees will agree) and any public shares purchased during or after the offering in favor of our initial business combination (except with respect to any such public shares which may not be voted in favor of approving the business combination transaction in accordance with the requirements of Rule 14e-5 under the Exchange Act and any SEC interpretations or guidance relating thereto). For a description of the rights and obligations of the non-managing sponsor members, see “Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination” in Item 1.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

None of our officers or directors have received any cash compensation for services rendered to us. Each of our independent directors indirectly own founder shares in the Company through issuance of non-managing sponsor membership interests. However, as non-managing members, they do not take part in or interfere in any manner with the conduct or control of the business of the sponsor nor have the right to vote on any matter relating to the sponsor, its business or affairs. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time such materials are distributed, because the directors of the post-combination business will be responsible for determining officer and director compensation. Any compensation to be paid to our officers will be determined by a compensation committee constituted solely by independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with Nasdaq listing rules as required by the Dodd-Frank Act.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers serves on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers serves on our board of directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares as of the date of this annual report, and as adjusted to reflect the sale of our shares included in the units, by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns ordinary shares; and

●	all our executive officers and directors as a group.

The table below represents beneficial ownership of our Class A ordinary shares and Class B ordinary shares and is reported in accordance with the beneficial ownership rules of the SEC under which a person is deemed to be the beneficial owner of a security if that person has or shares voting power or investment power with respect to such security or has the right to acquire such ownership within 60 days. The table does not reflect record or beneficial ownership of any outstanding warrants as no warrants are exercisable within 60 days.

The beneficial ownership of the Company’s voting ordinary shares is based on 18,200,849 ordinary shares outstanding as of March 27, 2026.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Bala Padmakumar(3)	5,881,029	32.3%
Soumen Das(3)	5,881,029	32.3%
Kathleen Cuocolo	-
Magnus Ryde	-
Mark Platshon	-
All officers and directors as a group (5 persons)	5,881,029	32.3%

Other 5% Shareholders
SPACSphere Sponsor LLC(2)(3)	5,881,029	32.3%
Miteshkumar Patel(3)	5,881,029	32.3%
Feis Equities LLC(4)	1,542,704	8.5%
Harraden Circle Investments, LLC(5)	1,579,032	8.7%

*	Less than one percent.

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 8795 Folsom Blvd., Sacramento, CA 95826.
(2)	Interests shown consist of (a) 631,029 restricted Class A ordinary shares and (b) 5,250,000 founder shares, classified as Class B ordinary shares.
(3)	With respect to before the offering, our sponsor is the record holder of such shares. Bala Padmakumar and SPACCatalyst LLC are the managing sponsor members. SPACCatalyst LLC is managed by Soumen Das and Miteshkumar Patel. As such, Mr. Padmakumar and SPACCatalyst LLC each have equal voting and investment discretion with respect to the founder shares held of record by our sponsor and may be deemed to have shared beneficial ownership of the founder shares held directly by our sponsor. Through their control of SPACCatalyst LLC, each of Messrs. Das and Patel may be deemed to share voting and investment discretion with respect to such shares held indirectly by SPACCatalyst LLC. Each of SPACCatalyst LLC and Messrs. Padmakumar, Das and Patel disclaim beneficial ownership of any shares other than to the extent they may have a pecuniary interest therein, directly or indirectly. Other than our management team, none of the other members of our sponsor will participate in our Company’s operational activities, and there are no other members of our sponsor other than as described above.
(4)	Based on a Schedule 13G filed on February 10, 2026 by Feis Equities LLC and Lawrence M. Feis. The business address of each reporting person is 1740 Waukegan Road, Suite 206, Glenview, Illinois 60025.
(5)	Based on a Schedule 13G filed on February 13, 2026, by Harraden Circle Investments, LLC (“Harraden Adviser”), Harraden Circle Investors GP, LP (“Harraden GP”), Harraden Circle Investors GP, LLC (“Harraden LLC”), Harraden Circle Investors, LP (“Harraden Fund”), Harraden Circle Special Opportunities, LP (“Harraden Special Op Fund”), Harraden Circle Strategic Investments, LP (“Harraden Strategic Fund”), Harraden Circle Concentrated, LP (“Harraden Concentrated Fund”) and Frederick V. Fortmiller, Jr. (“Mr. Fortmiller”). The Class A ordinary shares are directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund and Harraden Concentrated Fund. Harraden GP is the general partner to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund, and Harraden LLC is the general partner of Harraden GP. Harraden Adviser serves as investment manager to Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, Harraden Concentrated Fund, and other high net worth individuals. Mr. Fortmiller is the managing member of each of Harraden LLC and Harraden Adviser. In such capacities, each of Harraden GP, Harraden LLC, Harraden Adviser and Mr. Fortmiller may be deemed to indirectly beneficially own the Class A ordinary shares reported to be directly beneficially owned by Harraden Fund, Harraden Special Op Fund, Harraden Strategic Fund, and Harraden Concentrated Fund. The business address of each of the reporting persons is 855 Third Avenue, Suite 2600B, New York, NY 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed below were not reviewed, approved or ratified in accordance with any such policy.

Prior to the closing of our initial public offering, we adopted our Code of Ethics, requiring us to avoid conflicts of interest, wherever possible, except as may be allowed under guidelines or resolutions approved by the board of directors (or the appropriate committee of the board), as disclosed in the Company’s public filings with the SEC or as permitted in accordance with the amended and restated memorandum and articles of association. Anything that would be a conflict for a person subject to the Code of Ethics also will be a conflict if it is related to a member of his or her family or a close relative.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors, including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Founder Shares

On June 28, 2025, our sponsor purchased an aggregate of 5,750,000 founder shares for an aggregate of $25,000 (or approximately $0.004 per share), up to 750,000 of which shall be surrendered to us for no consideration after the closing of the IPO on the extent to which the underwriters’ over-allotment option is exercised. As a result of the underwriters’ exercise of the over-allotment option on February 6, 2026, none of the founder shares are subject to surrender or forfeiture.

The number of founder shares was determined based on the expectation that the founder shares would represent 25% of the aggregate of our issued and outstanding ordinary shares after the initial public offering (excluding the private placement shares).

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of its founder shares until the earlier to occur of: (A) one year after the completion of the initial business combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial business combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the converted Class A ordinary shares will be released from the lock-up if (x)the last sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial business combination, or (y) the date following the completion of the initial business combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Shares

Simultaneously with the initial public offering, our sponsor and direct institutional investors purchased (a) 279,465 private placement units and (b) 768,529 restricted Class A ordinary shares, for an aggregate purchase price of $2,794,650. Among the (i) 279,465 private placement units and (ii) 768,529 restricted Class A ordinary shares to be purchased by the sponsor and direct institutional investors in the private placement, (w) institutional non-managing sponsor members indirectly hold 110,000 private placement units and 302,500 restricted Class A ordinary shares, (x) individual non-managing sponsor members will indirectly hold 32,000 private placement units, (y) managing sponsor members will indirectly hold 87,465 private placement units and 328,529 restricted Class A ordinary shares, and (z) direct institutional investors will directly hold 50,000 private placement units and 137,500 restricted Class A ordinary shares. Subject to each direct institutional investor and each non-managing sponsor member (through the sponsor) purchase of the private placement securities allocated to them, the sponsor (i) sold, assigned and transferred 500,000 founder shares to the direct institutional investors for a nominal purchase price and (ii) issued Class A membership units representing 1,500,000 founder shares to the non-managing sponsor members for a nominal purchase price. Following these issuances, the direct institutional investors and non-managing sponsor members, in the aggregate, hold interests in 2,000,000 founder shares.

The proceeds from the sale of the private placement units were added to the net proceeds from the Offering held in the trust account. If the Company does not complete a business combination within 15 months from the closing of the Offering or during any Extension Period, the proceeds from the sale of the private placement securities held in the trust account will be used to fund the redemption of the public shares (subject to the requirements of applicable law), the founder shares and private placement shares will not be entitled to liquidating distributions from the trust account, and the private placement warrants and private placement rights will expire worthless and the restricted Class A ordinary shares will be surrendered for nil consideration to the Company. The sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, that the private placement units (including the Class A ordinary shares issuable upon exercise of the private placement units) will not be transferable, assignable or salable until 30 days after the completion of our initial business combination, and the restricted Class A ordinary shares will not be transferable assignable or salable until 30 days after the completion of our initial business combination.

Promissory Note

On June 28, 2025, the sponsor agreed to loan the Company an aggregate of up to $375,000 to be used for a portion of the expenses of the Offering. The note was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Offering. As of December 31, 2025, the Company had borrowed $217,513. On February 9, 2026, the Company repaid the note balance in full of $242,513. Borrowings under this note are no longer available.

Related Party Loans

In order to finance transaction costs in connection with a business combination, the sponsor or an affiliate of the sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a business combination, the Company would repay the Working Capital Loans out of the proceeds of the trust account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, the Company may use a portion of proceeds held outside the trust account to repay the Working Capital Loans but no proceeds held in the trust account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into private placement units of the post business combination entity at a price of $10.00 per units. Such units would be identical to the private placement units.

As of December 31, 2025, no such Working Capital Loans were outstanding.

Support Services

Commencing on February 9, 2026, the Company pays an amount equal to $10,000 per month to our sponsor or one of its affiliates for office space, utilities, and secretarial and administrative support and will cease paying these monthly fees upon the earlier of the consummation of the business combination or its liquidation.

Registration Rights

The holders of the (i) founder shares, which were issued in a private placement prior to the closing of the Offering, (ii) private placement units which will be issued in a private placement simultaneously with the closing of the Offering and the Class A ordinary shares, private placement warrants, and private placement rights underlying such private placement units and the Class A ordinary shares underlying such warrants and share rights, (iii) restricted Class A ordinary shares, and (iv) private placement units that may be issued upon conversion of Working Capital Loans and the Class A ordinary shares, private placement warrants, and private placement rights underlying such private placement units and the Class A ordinary shares underlying such warrants and share rights will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Offering requiring us to register the offer and sale of such securities for resale (in the case of the founder shares, only after conversion to our Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register the offer and sale of such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our initial business combination and rights to require us to register the resale of such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The Nasdaq listing standards require that a majority of our board of directors be independent within one year of our initial public offering. An “independent director” is defined generally as a person who, in the opinion of the company’s board of directors, has no material relationship with the listed company (either directly or as a partner, shareholder or officer of an organization that has a relationship with the company). Our board has determined that each of Ms. Cuocolo, Mr. Platshon, and Mr. Ryde are independent directors under applicable SEC and Nasdaq rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from June 18, 2025 (Inception) through December 31, 2025
Audit Fees(1)	$65,520
Audit-Related Fees(2)	-
Tax Fees(3)	-
All Other Fees(4)	-
Total	$65,520

(1)	Audit Fees. Audit fees consist of fees billed and to be billed for professional services rendered for the audit of our financial statements, reviews of our condensed financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Index to Financial Statements” and financial statements incorporated by reference therein commencing below.

(b)	Exhibits: The following exhibits are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

EXHIBIT INDEX

Exhibit No.	Description
1.1*	Underwriting Agreement, dated February 5, 2026, by and between the Company and D. Boral Capital LLC.

3.1***	Amended and Restated Memorandum and Articles of Association of the Company.

4.1**	Specimen Unit Certificate

4.2**	Specimen Class A Ordinary Share Certificate

4.3**	Specimen Rights Certificate

4.4**	Specimen Warrant Certificate

4.5*	Rights Agreement, dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company, as rights agent.

4.6*	Warrant Agreement, dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent.

10.1*	Letter Agreement, dated February 5, 2026, by and among the Company, its officers, directors, and the Sponsor.

10.2*	Investment Management Trust Agreement, dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company.

10.3*	Registration Rights Agreement, dated February 5, 2026, by and among the Company and certain securityholders.

10.4*	Private Placement Units and Restricted Share Purchase Agreement, dated February 5, 2026, by and between the Company and the Sponsor.

10.5*	Founder Shares, Private Placement Units, and Restricted Share Purchase Agreements, dated February 5, 2026, by and between the Company and Feis Equities LLC.

10.6*	Founder Shares, Private Placement Units, and Restricted Share Purchase Agreements, dated February 5, 2026, by and between the Company and the Investors (as defined therein).

10.7*	Form of Indemnity Agreement, dated February 5, 2026, by and between the Company and each of its officers and directors.

10.8*	Administrative Services Agreement, dated February 5, 2026, by and between the Company and the Sponsor.

10.9**	Securities Subscription Agreement, dated as of June 28, 2025, between the Registrant and SPACSphere Sponsor LLC.

10.10**	Amended and Restated Securities Subscription Agreement, dated as of August 11, 2025, between the Registrant and SPACSphere Sponsor LLC.

10.11**	Promissory Note issued to Sponsor.

14**	Code of Ethics

Exhibit No.	Description
24.1#	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

19.1#	Insider Trading Policy

31.1#	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2#	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1**	Audit Committee Charter

99.2**	Compensation Committee Charter

97**	Clawback Policy

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

#	Filed herewith
*	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 9, 2026, and incorporated herein by reference.
**	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on January 26, 2026, and incorporated herein by reference.
***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2026, and incorporated herein by reference.
‡	This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

SPACSPHERE Acquisition Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

SPACSphere Acquisition Corp.:

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SPACSphere Acquisition Corp. (the “Company”) as of December 31, 2025, and the related statements of operations, changes in shareholder’s deficit and cash flows for the period from June 18, 2025 (inception) through December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and the results of its operations and its cash flows for the period from June 18, 2025 (inception) through December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans and lacks the liquidity to sustain operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2025.

New York, New York

March 27, 2026

PCAOB ID No. 100

SPACSPHERE ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2025

Assets:
Current assets
Cash equivalents	$6,081
Total current assets	6,081
Deferred offering costs	587,984
Total Assets	$594,065

Liabilities and Shareholder’s Deficit:
Current liabilities
Accrued expenses	$60,417
Accrued offering costs	401,313
Promissory note – related party	217,513
Total Liabilities	679,243

Commitments and Contingencies (Note 6)

Shareholder’s Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	-
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding	-
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1)	575
Additional paid-in capital	24,425
Accumulated deficit	(110,178)
Total Shareholder’s Deficit	(85,178)
Total Liabilities and Shareholder’s Deficit	$594,065

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 6, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 4).

The accompanying notes are an integral part of the financial statements.

SPACSPHERE ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

General and administrative expenses	$110,502
Loss from operations	(110,502)

Other income:
Interest income	324

Net loss	$(110,178)

Weighted average shares outstanding, Class B ordinary shares(1)	5,000,000

Basic and diluted net loss per share, Class B ordinary shares	$(0.02)

(1)	This number excludes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 6, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 4).

The accompanying notes are an integral part of the financial statements.

SPACSPHERE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDER’S DEFICIT

FOR THE PERIOD FROM JUNE 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — June 18, 2025 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of Class B ordinary shares to Sponsor(1)	-	-	5,750,000	575	24,425	-	25,000

Net loss	-	-	-	-	-	(110,178)	(110,178)

Balance — December 31, 2025	-	$-	5,750,000	$575	$24,425	$(110,178)	$(85,178)

(1)	This number includes an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 6, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 4).

 The accompanying notes are an integral part of the financial statements.

SPACSPHERE ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 18, 2025 (INCEPTION) THROUGH DECEMBER 31, 2025

Cash Flows from Operating Activities:
Net loss	$(110,178)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid through promissory note – related party	12,330
Changes in operating assets and liabilities:
Accrued expenses	60,417
Net cash used in operating activities	(37,431)

Cash Flows from Financing Activities:
Proceeds from promissory note – related party	150,000
Payment of offering costs	(106,488)
Net cash provided by financing activities	43,512

Net Change in Cash Equivalents	6,081
Cash equivalents – Beginning of period	-
Cash equivalents – End of period	$6,081

Noncash investing and financing activities:
Deferred offering costs included in accrued offering costs	$401,313
Deferred offering costs paid through promissory note – related party	$55,183
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$25,000

The accompanying notes are an integral part of the financial statements.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations

SPACSphere Acquisition Corp. (the “Company” or “we,” “us,” or “our”) was incorporated in Cayman Islands on June 18, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (the “Business Combination”). The Company has not selected any specific Business Combination target and the Company has not, nor has anyone on its behalf, engaged in any substantive discussions, directly or indirectly, with any Business Combination target with respect to an initial Business Combination with the Company. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of December 31, 2025, the Company had not commenced any operations. All activity for the period from June 18, 2025 (inception) through December 31, 2025 relates to the Company’s formation, the initial public offering described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SPACSphere Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On February 9, 2026, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units”), including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000 which is discussed in Note 3. Each public Unit consists of one Class A ordinary share (each a “Class A Ordinary Share” and collectively, the “Public Shares”), one-half of one redeemable warrant, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination (the “Share Rights”).

Simultaneously with consummation of the Initial Public Offering, the Company consummated the sale of (a) 279,465 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) and (b) 768,529 restricted Class A ordinary shares, which shares shall be subject to (i) certain restrictions which only lapse upon the consummation of the initial Business Combination and (ii) surrender for nil consideration if an initial Business Combination is not consummated in accordance with the amended and restated memorandum and articles of association (each, a “Restricted Class A Ordinary Share” and the Restricted Class A Ordinary Shares collectively with the Private Placement Units, the “Private Placement Securities”) to our Sponsor and certain private placement investors, generating gross proceeds of $2,794,650. The Private Placement Units are identical to the Units, except that the Private Placement Units (and the underlying securities) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days following the consummation of the Company’s initial Business Combination. The Restricted Class A Ordinary Shares are Class A ordinary shares of the Company that have had certain voting and transfer rights contractually waived until 30 days following the consummation of the Company’s initial Business Combination.

Transaction costs amounted to $14,280,684, consisting of $1,293,750 of cash underwriting fee (net of $2,156,250 underwriters’ reimbursement), $12,075,000 of deferred underwriting fee, and $911,934 of other offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations (cont.)

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and any Permitted Withdrawals) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, February 9, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement was placed in the trust account (the “Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares (as defined in Note 3) for a pro rata portion of the amount then in the Trust Account, subject to the limitations described elsewhere in this prospectus (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of Permitted Withdrawals). There will be no redemption rights with respect to the Company’s warrants and Share Rights.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”), Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., warrants and Public Share Rights), the initial carrying value of the Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20, “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations (cont.)

prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the amended and restated memorandum and articles of association that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the public shareholders with the opportunity to redeem their Class A Ordinary Shares in conjunction with any such amendment.

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering or during any Extension Period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the per-share pro rata portion of the aggregate amount then on deposit in the Trust Account including interest earned thereon not previously released to the Company (such interest net of Permitted Withdrawals and less up to $100,000 of dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law as further described herein, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares, subject to the limitations described herein. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 1 — Description of Organization and Business Operations (cont.)

Going Concern Consideration

As of December 31, 2025, the Company had $6,081 in cash equivalents and $673,162 in working capital deficit.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2025, there were no Working Capital Loans outstanding.

The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company’s management has since reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies (cont.)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $6,081 of cash equivalents as of December 31, 2025.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Deferred Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the warrants and share rights in the Units, the Private Placement Units, and the Restricted Class A Ordinary Shares are charged to shareholder’s deficit, as the warrants and rights included in the Units and Private Placement Units, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 2 — Summary of Significant Accounting Policies (cont.)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Share Rights

The Company will account for the Public and Private Placement Share Rights, as defined below, to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned value.

Warrant Instruments

The Company will account for the warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are no Public Warrants and Private Placement Warrants, as defined below, outstanding as of December 31, 2025.

Net Loss per Ordinary Share

Net loss per ordinary share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 750,000 ordinary shares that would have been subject to forfeiture had the over-allotment option not been exercised by the underwriters (see Note 7). At December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per ordinary share is the same as basic loss per ordinary share for the period presented.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 as required for the period from June 18, 2025 (inception) through December 31, 2025. The adoption requires the Company to provide additional disclosures, but otherwise it does not materially impact the financial statements.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 3 — Public Offering

Pursuant to the Initial Public Offering on February 9, 2026, the Company sold 17,250,000 units at a price of $10.00 per Unit, which includes a full exercise of the underwriters’ over-allotment option). Each Unit consists of one share of Class A Ordinary Shares (such Class A Ordinary Shares included in the Units being offered, the “Public Shares”), one-half of one redeemable warrant (“Public Warrants”), and one right to receive one-fifth (1/5) of a Class A ordinary share (each, a “Public Share Right”) upon the consummation of an initial Business Combination (see Note 7).

Note 4 — Related Party Transactions

Founder Shares

On June 28, 2025, the Sponsor purchased 5,750,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 (“Class B Ordinary Shares”) for an aggregate price of $25,000, up to 750,000 of which are subject to forfeiture (the “Founder Shares”). The Founder Shares will automatically convert into Class A Ordinary Shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment, at any time. The initial shareholders have agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On February 6, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As such, the 750,000 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and direct institutional investors purchased (a) 279,465 Private Placement Units and (b) 768,529 Restricted Class A Ordinary Shares, for an aggregate purchase price of $2,794,650 in Private Placement.

The initial shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial business combination that results in all of the public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, the converted Class A Ordinary Shares will be released from the lock-up if (x) if the last sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. However, if after the initial Business Combination there is a transaction whereby all the outstanding Class A Ordinary Shares are exchanged or redeemed for cash or another issuer’s shares, then the Founder Shares shall be permitted to participate.

Promissory Note — Related Party

On June 28, 2025, the Sponsor agreed to loan the Company an aggregate of up to $375,000 to be used for a portion of the expenses of the Initial Public Offering. The note is non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of December 31, 2025, the Company had borrowed $217,513. On February 9, 2026, the Company repaid the note balance in full of $242,513. Borrowings under this note are no longer available.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 4 — Related Party Transactions (cont.)

Support Services

Commencing on the effective date, January 30, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support and will cease paying until the earlier of the consummation of the Business Combination or its liquidation.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per units. Such units would be identical to the Private Placement Units. As of December 31, 2025, no such Working Capital Loans were outstanding.

Note 5 — Private Placement Units; Restricted Class A Ordinary Shares

Simultaneously with the consummation of the Initial Public Offering on February 9, 2026, the Sponsor and direct institutional investors purchased an aggregate of (a) 279,465 Private Placement Units and (b) 768,529 Restricted Class A Ordinary Shares, par value $0.0001 per share, of the Company, which shares shall be subject to (i) certain restrictions which only lapse upon the consummation of the initial Business Combination and (ii) surrender for nil consideration if an initial business combination is not consummated in accordance with the amended and restated memorandum and articles of association, at a price of $10.00 for each private placement security, generating gross proceeds of $2,794,650, in a Private Placement. Among the (i) 279,465 Private Placement Units and (ii) 768,529 Restricted Class A Ordinary Shares purchased by the Sponsor and direct institutional investors in the Private Placement, (w) institutional non-managing sponsor members indirectly hold 110,000 Private Placement Units and 302,500 Restricted Class A Ordinary Shares, (x) individual non-managing sponsor members indirectly hold 32,000 Private Placement Units, (y) managing sponsor members indirectly hold 87,465 Private Placement Units and 328,529 Restricted Class A Ordinary Shares, and (z) direct institutional investors directly hold 50,000 Private Placement Units and 137,500 Restricted Class A Ordinary Shares. Subject to each direct institutional investor and each non-managing sponsor member (through the sponsor) purchasing the Private Placement Securities allocated to them, the Sponsor has (i) sold, assigned and transferred 500,000 Founder Shares to the direct institutional investors for a nominal purchase price and (ii) issue Class A membership units representing 1,500,000 Founder Shares to the non-managing sponsor members for a nominal purchase price. Following these issuances, the direct institutional investors and non-managing sponsor members, in the aggregate, hold interests in 2,000,000 Founder Shares.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 5 — Private Placement Units; Restricted Class A Ordinary Shares (cont.)

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Securities held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Founder Shares (as defined above) and private placement shares will not be entitled to liquidating distributions from the Trust Account, and the private placement warrants and private placement rights will expire worthless and the Restricted Class A Ordinary Shares will be surrendered for nil consideration to the Company. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, that the Private Placement Units (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Units) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, and the Restricted Class A Ordinary Shares will not be transferable assignable or salable until 30 days after the completion of our initial Business Combination.

Each Private Placement Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Private Placement Warrant”), and one right to receive one-fifth (1/5) of a Class A Ordinary Share (“Private Placement Share Right”) upon the consummation of an initial Business Combination.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A Ordinary Shares, private placement warrants, and private placement rights underlying such Private Placement Units and the Class A Ordinary Shares underlying such warrants and rights, (iii) Restricted Class A Ordinary Shares, and (iv) Private Placement Units that may be issued upon conversion of Working Capital Loans and the Class A Ordinary Shares, private placement warrants, and private placement rights underlying such Private Placement Units and the Class A Ordinary Shares underlying such warrants and rights will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 6 — Commitments and Contingencies (cont.)

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On February 6, 2026, the underwriters exercised their over-allotment option, closing on the 2,250,000 additional Units simultaneously with the Initial Public Offering.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, which was paid upon the closing of the Initial Public Offering. The underwriters paid the Company an aggregate amount of $2,156,250 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering.

Additionally, the underwriters are entitled to $12,075,000 of deferred underwriting commissions; provided, however, that such $0.70 per unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

Note 7 — Shareholder’s Deficit

Ordinary Shares

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of December 31, 2025, there were no Class A Ordinary Shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. On June 28, 2025, the Sponsor purchased 5,750,000 shares of the Company’s Class B Ordinary Shares for an aggregate price of $25,000, or approximately $0.004 per share. As of December 31, 2025, there were 5,750,000 Class B Ordinary Shares outstanding.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or any equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering (including pursuant to the over-allotment option) and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of the total number of all Class A Ordinary Shares issued upon the completion of the Initial Public Offering (irrespective of whether or not such Class A Ordinary Shares are redeemed in connection with the initial Business Combination) (including any Class A Ordinary Shares issued pursuant to the over-allotment option and excluding any Class A Ordinary Shares underlying any units our initial shareholders may purchase in this offering and the Class A Ordinary Shares underlying the Private Placement Securities issued to the Sponsor) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (including any Class A Ordinary Shares issued pursuant to a forward purchase agreement), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent shares issued to the Sponsor or an affiliate of the Sponsor, members of the Company’s management team or any of their affiliates upon conversion of working capital loans made to us, and any Class A Ordinary Shares issued pursuant to a forward purchase agreement. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

Warrants

As of December 31, 2025, there were no Public Warrants or Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial business combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A ordinary shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units (or additional multiples of two), you will not be able to receive or trade whole warrants. The warrants will expire five years after the completion of our initial business combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any Class A ordinary shares pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act with respect to the Class A ordinary shares underlying the warrants is then effective and a prospectus relating thereto is current, subject to our satisfying our obligations described below with respect to registration. No warrant will be exercisable and the Company will not be obligated to issue a Class A ordinary share upon exercise of a warrant unless the Class A ordinary share issuable upon such warrant exercise has been registered, qualified or deemed to be exempt under the securities laws of the state of residence of the registered holder of the warrants. In the event that the conditions in the two immediately preceding sentences are not satisfied with respect to a warrant, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In no event will the Company be required to net cash settle any warrant. In the event that a registration statement is not effective for the exercised warrants, the purchaser of a unit containing such warrant will have paid the full purchase price for the unit solely for the Class A ordinary share underlying such unit.

The Company is registering the Class A ordinary shares issuable upon exercise of the warrants in the registration statement of which this prospectus forms a part because the warrants will become exercisable 30 days after the completion of our initial business combination, which may be within one year of this offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial business combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial business combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial business combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement of which this prospectus forms a part or a new registration statement covering the registration under the Securities Act of the Class A ordinary shares issuable upon exercise of the warrants and thereafter will use our commercially reasonable efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00.

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “— Redemption Procedures - Anti-dilution Adjustments”) for any 20 trading days within a 30-trading day period commencing at least 150 days after completion of our initial business combination and ending three business days before the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available throughout the measurement period. If and when the warrants become redeemable by the Company, the Company may not exercise its redemption right if the issuance of Ordinary Shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or the Company is unable to effect such registration or qualification. The Company will use our best efforts to register or qualify such Ordinary Shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in this offering. The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the warrants, each warrant holder will be entitled to exercise his, her or its warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for share subdivisions, share capitalizations, share consolidations, reorganizations, recapitalizations and the like) as well as the $11.50 warrant exercise price after the redemption notice is issued.

A holder of a warrant may notify us in writing in the event it elects to be subject to a requirement that such holder will not have the right to exercise such warrant, to the extent that after giving effect to such exercise, such person (together with such person’s affiliates), to the warrant agent’s actual knowledge, would beneficially own in excess of 4.9% or 9.8% (as specified by the holder) of the Class A ordinary shares outstanding immediately after giving effect to such exercise.

Anti-dilution Adjustments. If the number of outstanding Class A ordinary shares is increased by a share capitalization payable in Class A ordinary shares, or by a subdivision of ordinary shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding ordinary shares. A rights offering made to all or substantially all holders of ordinary shares entitling holders to purchase Class A ordinary shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A ordinary shares equal to the product of (i) the number of Class A ordinary shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A ordinary shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A ordinary shares, in determining the price payable for Class A ordinary shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A ordinary shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A ordinary shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

In addition, if we, at any time while the warrants are outstanding and unexpired, pay a dividend or make a distribution in cash, securities or other assets to all or substantially all the holders of Class A ordinary shares on account of such Class A ordinary shares (or other securities into which the warrants are convertible), other than (a) as described above, (b) certain ordinary cash dividends, (c) to satisfy the redemption rights of the holders of Class A ordinary shares in connection with a proposed initial business combination, or (d) in connection with the redemption of our public shares upon our failure to complete our initial business combination, then the warrant exercise price will be decreased, effective immediately after the effective date of such event, by the amount of cash and/or the fair market value of any securities or other assets paid on each Class A ordinary share in respect of such event.

If the number of outstanding Class A ordinary shares is decreased by a consolidation, combination, reverse share subdivision or reclassification of Class A ordinary shares or other similar event, then, on the effective date of such consolidation, combination, reverse share subdivision, reclassification or similar event, the number of Class A ordinary shares issuable on exercise of each warrant will be decreased in proportion to such decrease in outstanding Class A ordinary shares.

Whenever the number of Class A ordinary shares purchasable upon the exercise of the warrants is adjusted, as described above, the warrant exercise price will be adjusted by multiplying the warrant exercise price immediately prior to such adjustment by a fraction (x) the numerator of which will be the number of Class A ordinary shares purchasable upon the exercise of the warrants immediately prior to such adjustment, and (y) the denominator of which will be the number of Class A ordinary shares so purchasable immediately thereafter.

In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per Class A ordinary share, (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds (including from such issuances and this offering), and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the Market Value of our Class A ordinary shares is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices described above under “Description of Securities - Warrants - Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

In case of any reclassification or reorganization of the outstanding Class A ordinary shares (other than those described above or that solely affects the par value of such Class A ordinary shares), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or reorganization of our issued and outstanding Class A ordinary shares), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entirety or substantially as an entirety in connection with which the Company is dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the Class A ordinary shares immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of Class A ordinary shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event (the “Alternative Issuance”).

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

The warrants will be issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement, (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants or (iv) to provide for the delivery of the Alternative Issuance. All other modifications or amendments require the vote or written consent the holders of at least 50% of the then-outstanding warrants. You can review a copy of the warrant agreement, which was filed as an exhibit to the registration statement of which this prospectus is a part, for a complete description of the terms and conditions applicable to the warrants.

The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price (or on a cashless basis, if applicable), by certified or official bank check payable to us, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of ordinary shares and any voting rights until they exercise their warrants and receive Class A ordinary shares. After the issuance of Class A ordinary shares upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by shareholders.

Share Rights

There were no Public Share Rights or Private Placement Share Rights outstanding as of December 31, 2025. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Share Right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one-fifth (1/5) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Share Rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the Share Rights will be freely tradable (except to the extent held by affiliates of the Company).

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands law. As a result, holders of Share Rights must hold Share Rights in multiples of 5 in order to receive shares for all of the Share Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and it liquidates the funds held in the Trust Account, holders of Share Rights will not receive any of such funds with respect to their Share Rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such Share Rights, and the Share Rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the Share Rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the Share Rights. Accordingly, the Share Rights may expire worthless.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 7 — Shareholder’s Deficit (cont.)

The Share Right agreement provide that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Share Right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that the Company irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The Company will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, the Company notes, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Share Right agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Share Rights shall be deemed to have notice of and to have consented to the forum provisions in the Share Right agreement. If any action, the subject matter of which is within the scope the forum provisions of the Share Right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Share Rights, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Share Right agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations and result in a diversion of the time and resources of the management and board of directors.

Note 8 — Segment Information

Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 8 — Segment Information (cont.)

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statement of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

December 31, 2025
Cash equivalents	$6,081
Deferred offering costs	$587,984

For the Period from June 18, 2025 (Inception) Through December 31, 2025
General and administrative expenses	$110,502

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Proposed Public Offering and eventually a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the statement of operations, is the significant segment expenses provided to the CODM on a regular basis.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were available to be issued. Based upon this review, other than noted below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Commencing on the effective date, January 30, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support and will cease paying until the earlier of the consummation of the Business Combination or its liquidation.

On February 9, 2026, the Company consummated its Initial Public Offering of 17,250,000 Units at $10.00 per Unit, which includes the full exercise of the underwriters’ over-allotment option of 2,250,000, generating gross proceeds to the Company of $172,500,000.

Simultaneously with consummation of the Initial Public Offering on February 9, 2026, the Company consummated the sale of (a) 279,465 Private Placement Units and (b) 768,529 Restricted Class A Ordinary Share to our Sponsor and certain private placement investors, generating gross proceeds of $2,794,650.

SPACSPHERE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025

Note 9 — Subsequent Events (cont.)

Following the closing of the Initial Public Offering, on February 9, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units, and a portion of the proceeds of the sale of the Private Placement Securities, was held in a Trust Account.

On February 9, 2026, the underwriters were paid in cash an underwriting discount of $3,450,000 and the underwriters paid the Company an aggregate amount of $2,156,250 at the closing of the Initial Public Offering as reimbursement to the Company for certain of its expenses and fees incurred in connection with the Initial Public Offering. Additionally, the underwriters are entitled to $12,075,000 of deferred underwriting commissions; provided, however, that such $0.70 per unit shall be due solely on amounts remaining in the Trust Account following all properly submitted shareholder redemptions in connection with the consummation of the initial Business Combination.

On February 9, 2026, the Company repaid the promissory note – related party balance in full of $242,513. Borrowings under this note are no longer available.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACSphere Acquisition Corp

Date: March 27, 2026	By:	/s/ Bala Padmakumar
Bala Padmakumar
Chief Executive Officer and Chairman

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Bala Padmakumar and Soumen Das, and each or any one of them, their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for them and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Bala Padmakumar	Chief Executive Officer and Chairman	March 27, 2026
Bala Padmakumar	(Principal Executive Officer)

/s/ Soumen Das	Chief Financial Officer and Director	March 27, 2026
Soumen Das	(Principal Financial and Accounting Officer)

/s/ Kathleen Cuocolo	Director	March 27, 2026
Kathleen Cuocolo

/s/ Mark Platshon	Director	March 27, 2026
Mark Platshon

/s/ Magnus Ryde	Director	March 27, 2026
Magnus Ryde