Form 10-Q
period 2026-03-31
SPACSphere Acquisition Corp.
filed 2026-05-15
CIK 2081300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-43093

SPACSPHERE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8795 Folsom Blvd Sacramento, California	95826
(Address of principal executive offices)	(Zip Code)

(501) 201-0130

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Shares, one-half of one redeemable warrant, and one right to receive one-fifth of one Class A ordinary share	SSACU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	SSAC	The NASDAQ Stock Market LLC
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SSACW	The NASDAQ Stock Market LLC
Rights, each right entitling the holder to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of an initial Business Combination	SSACR	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 15, 2026, 18,297,994 Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares of the registrant were issued and outstanding.

SPACSPHERE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPACSPHERE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash equivalents	$308,000	$6,081
Due from Sponsor	192,493	-
Prepaid expense	51,429	-
Prepaid insurance	120,223	-
Total Current Assets	672,145	6,081
Deferred offering costs	-	587,984
Cash and marketable securities held in Trust Account	173,360,706	-
TOTAL ASSETS	$174,032,851	$594,065

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$172,445	$60,417
Accrued offering costs	208,270	401,313
Promissory note – related party	-	217,513
Total Current Liabilities	380,715	679,243
Deferred underwriting fee payable	12,075,000	-
Total Liabilities	12,455,715	679,243

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of $10.05 and $0 per share as of March 31, 2026 and December 31, 2025, respectively	173,360,706	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of March 31, 2026 and December 31, 2025	-	-
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 1,047,994 shares and no shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of March 31, 2026 and December 31, 2025	105	-
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1) as of March 31, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(11,784,250)	(110,178)
Total Shareholders’ Deficit	(11,783,570)	(85,178)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$174,032,851	$594,065

(1)	This number includes an aggregate of up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option had not been exercised in full or in part by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering (as defined in Note 1). As a result of the underwriters’ election to fully exercise their over-allotment option, those 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 4).

The accompanying notes are an integral part of these unaudited condensed financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

General and administrative expenses	$212,358
Loss from operations	(212,358)

Other income:
Interest earned on marketable securities held in Trust Account	860,706

Net income	$648,348

Basic weighted average shares outstanding, Class A Ordinary Shares	10,165,552
Basic net income per share, Class A Ordinary Shares	$0.04
Diluted weighted average shares outstanding, Class A Ordinary Shares	10,165,552
Diluted net income per share, Class A Ordinary Shares	$0.04
Basic weighted average shares outstanding, Class B Ordinary Shares(1)	5,416,667
Basic net income per share, Class B Ordinary Shares	$0.04
Diluted weighted average shares outstanding, Class B Ordinary Shares(1)	5,750,000
Diluted net income per share, Class B Ordinary Shares	$0.04

(1)	This number includes an aggregate of up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option had not been exercised in full or in part by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, those 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	-	$-	5,750,000	$575	$24,425	$(110,178)	$(85,178)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	(7,733,416)	(12,322,420)	(20,055,836)
Sale of 279,465 Private Placement Units	279,465	28	-	-	1,813,210)	-	1,813,238
Sale of 768,529 Restricted Units	768,529	77	-	-	981,335	-	981,412
Fair value of Public Warrants at issuance	-	-	-	-	974,625	-	974,625
Fair value of rights included in Public units	-	-	-	-	4,398,750	-	4,398,750
Allocated value of transaction costs to Class A shares	-	-	-	-	(458,929)	-	(458,929)
Net income	-	-	-	-	-	648,348	648,348
Balance as of March 31, 2026 (unaudited)	1,047,994	$105	5,750,000	$575	$-	$(11,784,250)	$(11,783,570)

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2026

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$648,348
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(860,706)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(171,652)
Accrued expenses	112,028
Net cash used in operating activities	(271,982)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)
Net cash used in investing activities	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Proceeds from sale of Private Placement Units	2,794,650
Underwriters’ reimbursement	2,156,250
Repayment of promissory note - related party	(410,006)
Payment of offering costs	(516,993)
Net cash provided by financing activities	173,073,901

Net Change in Cash Equivalents	301,919
Cash equivalents – Beginning of period	6,081
Cash equivalents – End of period	$308,000

Non-Cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$208,270
Deferred underwriting fee payable	$12,075,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 1 — Description of Organization and Business Operations

SPACSphere Acquisition Corp. (the “Company” or “we,” “us,” or “our”) was incorporated in the Cayman Islands on June 18, 2025. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar Business Combination (the “Business Combination”). The Company has not selected any specific Business Combination target. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from June 18, 2025 (inception) through March 31, 2026, relates to the Company’s formation, the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is SPACSphere Sponsor LLC, a Delaware limited liability company (the “Sponsor”). On February 9, 2026, the Company consummated its Initial Public Offering of 17,250,000 units (the “Units”), including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00, per Unit, generating gross proceeds to the Company of $172,500,000 which is discussed in Note 3. Each public Unit consists of one Class A ordinary share (each a “Class A Ordinary Share” and collectively, the “Public Shares”), one-half of one redeemable warrant, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of the initial Business Combination (the “Share Rights”).

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held and any Permitted Withdrawals) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Following the closing of the Initial Public Offering, on February 9, 2026, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement was placed in the trust account (the “Trust Account”) and invested or held in either (i) U.S. government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries, (ii) uninvested cash, or (iii) an interest-bearing bank demand deposit account or other accounts at a bank, as determined by the Company, until the earlier of (i) the completion of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares (as defined in Note 3) for a pro rata portion of the amount then in the Trust Account, subject to the limitations described in the prospectus (initially anticipated to be $10.00 per Public Share, plus any pro rata interest then in the Trust Account, net of Permitted Withdrawals). There will be no redemption rights with respect to the Company’s warrants and Share Rights.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Ordinary Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., warrants and Public Share Rights (as defined in Note 3)), the initial carrying value of the Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20, “Debt with Conversion and other Options”. The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the condensed balance sheets until such date that a redemption event takes place.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to an aggregate of 15% or more of the Class A Ordinary Shares sold in the Initial Public Offering, without the prior consent of the Company.

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

If the Company is unable to complete a Business Combination within 15 months from the closing of the Initial Public Offering or during any Extension Period (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the per-share pro rata portion of the aggregate amount then on deposit in the Trust Account including interest earned thereon not previously released to the Company (such interest net of Permitted Withdrawals and less up to $100,000 of dissolution expenses), divided by the number of then outstanding Public Shares, subject to applicable law as further described in the prospectus, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares, subject to the limitations described herein. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

As of March 31, 2026, the Company had $308,000 in cash equivalents and $291,430 in working capital.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2026, there were no Working Capital Loans outstanding.

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Financial Statement Presentation — Going Concern,” the Company’s management has reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management plans to address this uncertainty with the Business Combination. There is no assurance that the Company’s plans to complete the Business Combination will be successful. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2027.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026, as well as the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $308,000 and $6,081 of cash equivalents as of March 31, 2026 and December 31, 2025, respectively.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Cash and marketable securities held in Trust Account

As of March 31, 2026, the assets held in the Trust Account, amounting to $173,360,706, were held in money cash and marketable securities held in Trust Account. As of December 31, 2025, there were no assets held in the Trust Account. The investments held in money market funds are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Offering Costs

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A Ordinary Shares, warrants, and rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the warrants and rights and then to the Class A Ordinary Shares. Offering costs allocated to the Public Shares are charged to temporary equity, and offering costs allocated to the warrants and share rights in the Units, the Private Placement Units, and the Restricted Class A Ordinary Shares are charged to shareholders’ deficit, as the warrants and rights included in the Units and Private Placement Units, after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2026 or December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Share Rights

The Company will account for the Public and Private Placement Share Rights, as defined below, to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets. As of March 31, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(974,625)
Proceeds allocated to Public Rights	(4,398,750)
Public Shares issuance costs	(13,821,755)
Plus:
Accretion of carrying value to redemption value	20,055,836
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$173,360,706

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average Ordinary Shares outstanding for the respective period.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income per ordinary share.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income per ordinary share:

	For the Three Months Ended March 31, 2026
	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$422,970	$225,378
Denominator
Basic weighted average ordinary shares outstanding	10,165,552	5,416,667
Basic net income per ordinary share	$0.04	$0.04

	For the Three Months Ended March 31, 2026
	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$414,112	$234,236
Denominator
Basic and diluted weighted average ordinary shares outstanding	10,165,552	5,750,000
Diluted net income per ordinary share	$0.04	$0.04

Warrant Instruments

The Company will account for the warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 8,625,000 Public Warrants (defined in Note 3) and 139,733 Private Placement Warrants (defined in Note 5) outstanding as of March 31, 2026.

Recent Accounting Pronouncements

Management does not believe that recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering on February 9, 2026, the Company sold 17,250,000 units at a price of $10.00 per Unit, which includes a full exercise of the underwriters’ over-allotment option. Each Unit consists of one Class A Ordinary Share (such Class A Ordinary Shares included in the Units being offered, the “Public Shares”), one-half of one redeemable warrant (“Public Warrants”), and one right to receive one-fifth (1/5) of a Class A ordinary share (each, a “Public Share Right”) upon the consummation of an initial Business Combination (see Note 7).

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 4 — Related Party Transactions

Founder Shares

On June 28, 2025 the Sponsor purchased 5,750,000 shares of the Company’s Class B Ordinary Shares, par value $0.0001 (“Class B Ordinary Shares”), for an aggregate price of $25,000 (the “Founder Shares”), up to 750,000 of which are subject to forfeiture. The Founder Shares will automatically convert into Class A Ordinary Shares at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 6. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment, at any time. The initial shareholders had agreed to forfeit up to 750,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full as part of the closing of the Initial Public Offering. As a result, those 750,000 Founder Shares are no longer subject to forfeiture.

Simultaneously with the closing of the Initial Public Offering, the Sponsor and direct institutional investors purchased (a) 279,465 Private Placement Units and (b) 768,529 Restricted Class A Ordinary Shares, for an aggregate purchase price of $2,794,650 in Private Placement.

The initial shareholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination or (B) the date on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction after the initial Business Combination that results in all of the public shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, the converted Class A Ordinary Shares will be released from the lock-up if (x) the last sale price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property. However, if after the initial Business Combination there is a transaction whereby all the outstanding Class A Ordinary Shares are exchanged or redeemed for cash or another issuer’s shares, then the Founder Shares shall be permitted to participate.

Promissory Note — Related Party

On June 28, 2025, the Sponsor agreed to loan the Company an aggregate of up to $375,000 to be used for a portion of the expenses of the Initial Public Offering. The note is non-interest-bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. On February 9, 2026, the Company repaid the note balance in full of $242,513. Borrowings under this note are no longer available.

Due from Sponsor

The Sponsor owes the Company $192,493 for overpayment of the promissory note – related party, which is due on demand.

Support Services

Commencing on the effective date, January 30, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support and will cease paying until the earlier of the consummation of the Business Combination or its liquidation. As of March 31, 2026, the Company incurred $20,000 for these fees which was included in the accrued expenses in the accompanying condensed balance sheets.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of March 31, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

Note 5 — Private Placement Units; Restricted Class A Ordinary Shares

Simultaneously with the consummation of the Initial Public Offering on February 9, 2026, the Sponsor and direct institutional investors purchased an aggregate of (a) 279,465 Private Placement Units and (b) 768,529 Restricted Class A Ordinary Shares, par value $0.0001 per share, of the Company, which shares shall be subject to (i) certain restrictions which only lapse upon the consummation of the initial Business Combination and (ii) surrender for nil consideration if an initial Business Combination is not consummated in accordance with the amended and restated memorandum and articles of association, at a price of $10.00 for each private placement security, generating gross proceeds of $2,794,650, in a Private Placement. Among the (i) 279,465 Private Placement Units and (ii) 768,529 Restricted Class A Ordinary Shares purchased by the Sponsor and direct institutional investors in the Private Placement, (w) institutional non-managing sponsor members indirectly hold 110,000 Private Placement Units and 302,500 Restricted Class A Ordinary Shares, (x) individual non-managing sponsor members indirectly hold 79,465 Private Placement Units, (y) managing sponsor members indirectly hold 40,000 Private Placement Units and 328,529 Restricted Class A Ordinary Shares, and (z) direct institutional investors directly hold 50,000 Private Placement Units and 137,500 Restricted Class A Ordinary Shares. Subject to each direct institutional investor and each non-managing sponsor member (through the sponsor) purchasing the Private Placement Securities allocated to them, the Sponsor has (i) sold, assigned and transferred 500,000 Founder Shares to the direct institutional investors for a nominal purchase price and (ii) issued Class A membership units representing 1,894,650 Founder Shares to the non-managing sponsor members for a nominal purchase price. Following these issuances, the direct institutional investors and non-managing sponsor members, in the aggregate, hold interests in 2,394,650 Founder Shares.

The proceeds from the sale of the Private Placement Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Securities held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), the Founder Shares (as defined above) and private placement shares will not be entitled to liquidating distributions from the Trust Account, and the private placement warrants and private placement rights will expire worthless and the Restricted Class A Ordinary Shares will be surrendered for nil consideration to the Company. The Sponsor and the Company’s officers and directors have agreed, subject to limited exceptions, that the Private Placement Units (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Units) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination, and the Restricted Class A Ordinary Shares will not be transferable, assignable, or salable until 30 days after the completion of our initial Business Combination.

Each Private Placement Unit consists of one Class A Ordinary Share, one-half of one redeemable warrant (“Private Placement Warrant”), and one right to receive one-fifth (1/5) of a Class A Ordinary Share (“Private Placement Share Right”) upon the consummation of an initial Business Combination.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 6 — Commitments and Contingencies

Risks and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-US conflict with Iran. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the Israel-US conflict with Iran and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel, Iran and their neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-US conflict with Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of (i) Founder Shares, which were issued in a private placement prior to the closing of the Initial Public Offering, (ii) Private Placement Units which will be issued in a private placement simultaneously with the closing of the Initial Public Offering and the Class A Ordinary Shares, private placement warrants, and private placement rights underlying such Private Placement Units and the Class A Ordinary Shares underlying such warrants and rights, (iii) Restricted Class A Ordinary Shares, and (iv) Private Placement Units that may be issued upon conversion of Working Capital Loans and the Class A Ordinary Shares, private placement warrants, and private placement rights underlying such Private Placement Units and the Class A Ordinary Shares underlying such warrants and rights are entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A Ordinary Shares) pursuant to a registration rights agreement signed on the date of the Initial Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters’ Agreement

The underwriters had a 45-day option from the date of the Initial Public Offering to purchase up to an additional 2,250,000 units to cover over-allotments, if any. On February 9, 2026, the underwriters exercised their over-allotment option, closing on the 2,250,000 additional Units simultaneously with the Initial Public Offering.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Note 7 — Shareholders’ Deficit

Ordinary Shares

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 1,047,994 Class A Ordinary Shares issued and outstanding (excluding 17,250,000 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. On June 28, 2025, the Sponsor purchased 5,750,000 shares of the Company’s Class B Ordinary Shares for an aggregate price of $25,000, or approximately $0.004 per share. As of March 31, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares outstanding.

Holders of Class A Ordinary Shares and Class B Ordinary Shares will vote together as a single class on all other matters submitted to a vote of shareholders except as required by law.

The Class B Ordinary Shares will automatically convert into Class A Ordinary Shares at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or any equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Initial Public Offering (including pursuant to the over-allotment option) and related to or in connection with the closing of the initial Business Combination, the ratio at which Class B Ordinary Shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the outstanding Class B Ordinary Shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all Class B Ordinary Shares will equal, in the aggregate, 25% of the sum of the total number of all Class A Ordinary Shares issued upon the completion of the Initial Public Offering (irrespective of whether or not such Class A Ordinary Shares are redeemed in connection with the initial Business Combination) (including any Class A Ordinary Shares issued pursuant to the over-allotment option and excluding any Class A Ordinary Shares underlying any units our initial shareholders may purchase in this offering and the Class A Ordinary Shares underlying the Private Placement Securities issued to our sponsor) plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with the initial Business Combination (including any Class A Ordinary Shares issued pursuant to a forward purchase agreement), excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination, any private placement-equivalent shares issued to our sponsor or an affiliate of our sponsor, members of the Company’s management team or any of their affiliates upon conversion of Working Capital Loans made to us. Holders of Founder Shares may also elect to convert their Class B Ordinary Shares into an equal number of Class A Ordinary Shares, subject to adjustment as provided above, at any time.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Warrants

As of March 31, 2026, there were 8,625,000 Public Warrants and 139,733 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless holders purchase at least two units (or additional multiples of two), they will not be able to receive or trade whole warrants. The warrants will expire five years after the completion of our initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

The Company registered the Class A Ordinary Shares issuable upon exercise of the warrants in the registration statement effective January 30, 2026 (SEC Registration No. 333-290414), because the warrants will become exercisable 30 days after the completion of our initial Business Combination, which may be within one year of this offering. However, because the warrants will be exercisable until their expiration date of up to five years after the completion of our initial Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our initial Business Combination, under the terms of the warrant agreement, the Company has agreed that, as soon as practicable, but in no event later than 20 business days, after the closing of our initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC a post-effective amendment to the registration statement or a new registration statement covering the registration under the Securities Act of the Class A Ordinary Shares issuable upon exercise of the warrants and thereafter will use commercially reasonable efforts to cause the same to become effective within 60 business days following our initial Business Combination and to maintain a current prospectus relating to the Class A Ordinary Shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. If a registration statement covering the Class A Ordinary Shares issuable upon exercise of the warrants is not effective by the sixtieth (60) business day after the closing of our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if our Class A Ordinary Shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

Anti-dilution Adjustments. If the number of outstanding Class A Ordinary Shares is increased by a share capitalization payable in Class A Ordinary Shares, or by a sub-division of Ordinary Shares or other similar event, then, on the effective date of such share capitalization, subdivision or similar event, the number of Class A Ordinary Shares issuable on exercise of each warrant will be increased in proportion to such increase in the outstanding Ordinary Shares. A rights offering made to all or substantially all holders of Ordinary Shares entitling holders to purchase Class A Ordinary Shares at a price less than the fair market value will be deemed a share capitalization of a number of Class A Ordinary Shares equal to the product of (i) the number of Class A Ordinary Shares actually sold in such rights offering (or issuable under any other equity securities sold in such rights offering that are convertible into or exercisable for Class A Ordinary Shares) and (ii) the quotient of (x) the price per Class A ordinary share paid in such rights offering and (y) the fair market value. For these purposes (i) if the rights offering is for securities convertible into or exercisable for Class A Ordinary Shares, in determining the price payable for Class A Ordinary Shares, there will be taken into account any consideration received for such rights, as well as any additional amount payable upon exercise or conversion and (ii) fair market value means the volume weighted average price of Class A Ordinary Shares as reported during the ten (10) trading day period ending on the trading day prior to the first date on which the Class A Ordinary Shares trade on the applicable exchange or in the applicable market, regular way, without the right to receive such rights.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The warrants will be issued in registered form under a warrant agreement between Odyssey Transfer and Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or to correct any defective provision or mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in this prospectus, (ii) adjusting the provisions relating to cash dividends on Ordinary Shares as contemplated by and in accordance with the warrant agreement, (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants or (iv) to provide for the delivery of the Alternative Issuance. All other modifications or amendments require the vote or written consent of the holders of at least 50% of the then-outstanding warrants. You can review a copy of the warrant agreement, which was filed as an exhibit to the registration statement of which this prospectus is a part, for a complete description of the terms and conditions applicable to the warrants.

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

Share Rights

There were 3,450,000 Public Share Rights and 55,893 Private Placement Share Rights outstanding as of March 31, 2026. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Share Right redeemed all Class A Ordinary Shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one-fifth (1/5) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Share Rights in order to receive its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the Share Rights will be freely tradable (except to the extent held by affiliates of the Company).

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The Share Right agreement provides that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Share Right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that the Company irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The Company will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, the Company notes, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Notwithstanding the foregoing, these provisions of the Share Right agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of the Share Rights shall be deemed to have notice of and to have consented to the forum provisions in the Share Right agreement. If any action, the subject matter of which is within the scope of the forum provisions of the Share Right agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of the Share Rights, such holder shall be deemed to have consented to (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”); and (y) having service of process made upon such Share Right holder in any such enforcement action by service upon such Share Right holder’s counsel in the foreign action as agent for such Share Right holder. This choice-of-forum provision may limit a Share Right holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Company, which may discourage such lawsuits. Alternatively, if a court were to find this provision of the Share Right agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, the Company may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect its business, financial condition and results of operations and result in a diversion of the time and resources of the management and board of directors.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on assessment of the assumptions that market participants would use in pricing the asset or liability.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of March 31, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$173,360,706	$-

The fair value of the Public Warrants is $974,625, or approximately $0.11 per Public Warrant. The fair value of Public Warrants was determined using Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 9, 2026
Underlying stock price	$9.72
Exercise price	$11.50
Remaining term (years)	6.24
Volatility	5.0%
Risk-free rate	3.81%
Pre-adjusted value per share	$0.86
Market adjustment	13.1%

The fair value of the Public Rights is $4,398,750, or approximately $0.26 per Public Right. The fair value of Public Rights was determined using Monte Carlo Simulation Model. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights:

February 9, 2026
Underlying stock price	$9.72
Pre-adjusted value per share	$1.94
Market adjustment	13.1%

The fair value of the Restricted Shares is $981,412, or approximately $1.28 per Restricted Share. The fair value of Restricted Shares was determined using Monte Carlo Simulation Model. The Restricted Shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Restricted Shares:

February 9, 2026
Underlying stock price	$9.72
Pre-adjusted value per share	$9.72
Market adjustment	13.1%

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(UNAUDITED)

Note 9 — Segment Information

Segment Information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statement of operations as net income or loss. The measure of segment assets is reported on the condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	March 31, 2026	December 31, 2025
Cash equivalents	$308,000	$6,081
Cash and investments held in Trust Account	$173,360,706	$-

For the Three Months Ended March 31, 2026
General and administrative expenses	$212,358

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed balance sheet dated March 31, 2026, through the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to SPACSphere Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to SPACSphere Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar Business Combination with one or more businesses. We have not selected any specific Business Combination target. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the private placement securities, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to forward purchase contracts or backstop agreements we may enter into following the consummation of the Offering or otherwise), our shares, debt or a combination of cash, shares and debt.

The issuance of additional Ordinary Shares or preference shares in a Business Combination:

●	may significantly dilute the equity interest of investors in the Initial Public Offering, which dilution would increase if the anti-dilution provisions in the Class B Ordinary Shares resulted in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares;

●	may subordinate the rights of holders of Ordinary Shares if preference shares are issued with rights senior to those afforded our Ordinary Shares;

●	could cause a change of control if a substantial number of our Ordinary Shares is issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our units, Class A Ordinary Shares, warrants, and/or share rights; and

●	may not result in adjustment to the exercise price of our warrants or share rights.

Similarly, if we issue debt or otherwise incur significant indebtedness, it could result in:

●	default and foreclosure on our assets if our operating revenues after an initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

●	our inability to pay dividends on our Ordinary Shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Ordinary Shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the Initial Public Offering. Following the Initial Public Offering, we have not generated any operating revenues. We expect to generate non-operating income in the form of interest income on cash and cash equivalents. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially.

For the three months ended March 31, 2026, we had net income of $648,348, which consisted of interest earned on cash and marketable securities held in Trust Account of $860,706, offset by general and administrative costs of $212,358.

Liquidity and Capital Resources

On February 9, 2026, we consummated our Initial Public Offering of 17,250,000 public units, including the full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 public units. Each public unit consists of one public share, one-half of one public warrant, with each whole public warrant entitling the holder thereof to purchase one ordinary share at a price of $11.50 per share, subject to adjustment, and one right to receive one-fifth (1/5) of one Class A ordinary share upon the consummation of our initial Business Combination. The public units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the private placement with the sponsor and direct institutional investors of an aggregate of (a) 279,465 private placement units and (b) 768,529 Restricted Class A Ordinary Shares, generating gross proceeds to the Company of $2,794,650.

Upon the closing of the Initial Public Offering and the private placement on February 9, 2026, a total of $172,500,000 from the net proceeds of the Initial Public Offering and the sale of the private placement securities was placed in a Trust Account maintained by Odyssey Transfer and Trust Company acting as a trustee and will be invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, and that invest only in direct U.S. government treasury obligations.

For the three months ended March 31, 2026, cash provided by operating activities was $271,982. Net income of $648,348 was affected by interest earned on marketable securities held in the Trust Account of $860,706. Changes in operating assets and liabilities provided $59,624 of cash for operating activities.

As of March 31, 2026, we had marketable securities held in the Trust Account of $173,360,706 (including approximately $860,706 of interest income) We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the trust account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash equivalents of $308,000. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to meet our working capital needs following the consummation of the Initial Public Offering until the completion of an initial Business Combination, our sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion. Such loans will be repayable upon the consummation of our initial Business Combination, and the lender has the option to convert up to $1,000,000 of such loans into private placement units at a price of $10.00 per unit prior to or upon the consummation of our initial Business Combination. If a Business Combination is not consummated, the loans will not be repaid except to the extent that we have funds available outside of the Trust Account.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2025, the Company had not yet consummated its Initial Public Offering, and therefore did not have any material contractual obligations such as long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. However, upon the closing of the Initial Public Offering, the Company became subject to the following material contractual obligations.

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

Underwriting Agreement

The underwriters are entitled to (1) an underwriting discount of $0.20 per unit, or $3,450,000 in the aggregate, payable to the underwriters upon the closing of the Offering, and (2) a deferred underwriting commission of $0.70 per unit or $12,075,000 in the aggregate of the gross proceeds of the Initial Public Offering and the over-allotment option held in the Trust Account upon the completion of the Company’s initial Business Combination subject to the terms of the underwriting agreement. The underwriters also agreed to reimburse the Company for expenses incurred by the Company in connection with the Offering in an amount which shall not exceed $2,156,250.

Critical Accounting Estimates

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of March 31, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed.

Recent Accounting Standards

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended March 31, 2026.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K filed with the SEC. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 9, 2026, the Company consummated its Initial Public Offering of 17,250,000 Units, including the purchase by the underwriters of 2,250,000 additional Units at the offering price, reflecting the exercise of their option to purchase additional Units to cover over-allotments. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $172,500,000. D. Boral Capital acted as sole book-running manager of the Initial Public Offering. The securities in the Initial Public Offering were registered under the Securities Act on registration statement on Form S-1 (No. 333-290414). The Securities and Exchange Commission declared the registration statements effective on January 30, 2026.

Simultaneously with consummation of the Initial Public Offering, the Company consummated the sale of (a) 279,465 private placement units (each, a “Private Placement Unit” and collectively, the “Private Placement Units”) and (b) 768,529 Restricted Class A Ordinary Shares, which shares shall be subject to (i) certain restrictions which only lapse upon the consummation of the initial Business Combination and (ii) surrender for nil consideration if an initial Business Combination is not consummated in accordance with the amended and restated memorandum and articles of association (each, a “Restricted Class A Ordinary Share” and the Restricted Class A Ordinary Shares collectively with the Private Placement Units, the “Private Placement Securities”) to our Sponsor and certain private placement investors, generating gross proceeds of $2,794,650. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units are identical to the warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants are not transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions.

Of the gross proceeds received from the Initial Public Offering, the exercise of the over-allotment option and the Private Placement, an aggregate of $172,500,000 was placed in the Trust Account.

We paid a total of $14,280,684, consisting of $1,293,750 of cash underwriting fee (net of $2,156,250 underwriters’ reimbursement), $12,075,000 of deferred underwriting fee, and $911,934 of other offering costs.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
1.1	Underwriting Agreement dated February 5, 2026, by and between the Company and D. Boral Capital LLC (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K dated February 9, 2026).
4.1	Rights Agreement dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company, as rights agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated February 9, 2026).
4.2	Warrant Agreement dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company, as warrant agent (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.1	Letter Agreement dated February 5, 2026, by and among the Company, its officers, directors, and the Sponsor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.2	Investment Management Trust Agreement dated February 5, 2026, by and between the Company and Odyssey Transfer and Trust Company (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.3	Registration Rights Agreement dated February 5, 2026, by and among the Company and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.4	Private Placement Units and Restricted Share Purchase Agreement dated February 5, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.5	Founder Shares, Private Placement Units, and Restricted Share Purchase Agreements dated February 5, 2026, by and between the Company and Feis Equities LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.6	Founder Shares, Private Placement Units, and Restricted Share Purchase Agreements dated February 5, 2026, by and between the Company and the Investors (as defined therein) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.7	Form of Indemnity Agreement dated February 5, 2026, by and between the Company and each of its officers and directors (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K dated February 9, 2026).
10.8	Administrative Services Agreement dated February 5, 2026, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K dated February 9, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPACSPHERE ACQUISITION CORP.

Date: May 15, 2026	By:	/s/ Bala Padmakumar
	Name:	Bala Padmakumar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Soumen Das
	Name:	Soumen Das
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)