Form 10-Q
period 2026-06-30
SPACSphere Acquisition Corp.
filed 2026-08-14
CIK 2081300

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2026

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

(510) 201-0130

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

As of August 14, 2026, 18,297,994 Ordinary Shares, par value $0.0001 per share, and 5,750,000 Class B Ordinary Shares of the registrant were issued and outstanding.

SPACSPHERE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page
Part I. Financial Information	1
Item 1. Interim Financial Statements	1
Condensed Consolidated Balance Sheets as of June 30, 2026 (Unaudited) and December 31, 2025	1
Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2026 and for the Period from June 18, 2025 (inception) through June 30, 2025 (Unaudited)	2
Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Six Months Ended June 30, 2026 and for the Period from June 18, 2025 (inception) through June 30, 2025 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2026 and for the Period from June 18, 2025 (inception) through June 30, 2025 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3. Quantitative and Qualitative Disclosures About Market Risk	29
Item 4. Controls and Procedures	29

Part II. Other Information	30
Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults Upon Senior Securities	30
Item 4. Mine Safety Disclosures	30
Item 5. Other Information	30
Item 6. Exhibits	31

Part III. Signatures	32

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements

SPACSPHERE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash equivalents	$229,394	$6,081
Due from Sponsor	192,493	-
Prepaid expense	34,554	-
Prepaid insurance	85,400	-
Total Current Assets	541,841	6,081
Deferred offering costs	-	587,984
Cash and marketable securities held in Trust Account	174,896,125	-
TOTAL ASSETS	$175,437,966	$594,065

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit:
Current liabilities
Accrued expenses	$890,106	$60,417
Accrued offering costs	208,270	401,313
Promissory note – related party	-	217,513
Total Current Liabilities	1,098,376	679,243
Deferred underwriting fee payable	12,075,000	-
Total Liabilities	13,173,376	679,243

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 17,250,000 and 0 shares at redemption value of $10.14 and $0 per share as of June 30, 2026 and December 31, 2025, respectively	174,896,125	-

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of June 30, 2026 and December 31, 2025	-	-
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; 1,047,994 shares and no shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption) as of June 30, 2026 and December 31, 2025	105	-
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding(1) as of June 30, 2026 and December 31, 2025	575	575
Additional paid-in capital	-	24,425
Accumulated deficit	(12,632,215)	(110,178)
Total Shareholders’ Deficit	(12,631,535)	(85,178)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$175,437,966	$594,065

(1)	This number includes an aggregate of up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option had not been exercised in full or in part by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering (as defined in Note 1). As a result of the underwriters’ election to fully exercise their over-allotment option, those 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 4).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 18, 2025 (inception) through June 30, 2025
General and administrative expenses	$847,965	$1,060,323	$28,197
Loss from operations	(847,965)	(1,060,323)	(28,197)

Other income:
Interest earned on marketable securities held in Trust Account	1,535,419	2,396,125	-

Net income (loss)	$687,454	$1,335,802	$(28,197)

Basic weighted average shares outstanding, Class A Ordinary Shares	18,297,994	14,254,238	-
Basic net income per share, Class A Ordinary Shares	$0.03	$0.07	$-
Diluted weighted average shares outstanding, Class A Ordinary Shares	18,297,994	14,254,238	-
Diluted net income per share, Class A Ordinary Shares	$0.03	$0.07	$-
Basic weighted average shares outstanding, Class B Ordinary Shares(1)	5,750,000	5,584,254	5,000,000
Basic net income per share, Class B Ordinary Shares	$0.03	$0.07	$(0.01)
Diluted weighted average shares outstanding, Class B Ordinary Shares(1)	5,750,000	5,750,000	-
Diluted net income per share, Class B Ordinary Shares	$0.03	$0.07	$-

(1)	This number includes an aggregate of up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option had not been exercised in full or in part by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering. As a result of the underwriters’ election to fully exercise their over-allotment option, those 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2026	-	$-	5,750,000	$575	$24,425	$(110,178)	$(85,178)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	(7,733,416)	(12,322,420)	(20,055,836)
Sale of 279,465 Private Placement Units	279,465	28	-	-	1,813,210	-	1,813,238
Sale of 768,529 Restricted Units	768,529	77	-	-	981,335	-	981,412
Fair value of Public Warrants at issuance	-	-	-	-	974,625	-	974,625
Fair value of rights included in Public units	-	-	-	-	4,398,750	-	4,398,750
Allocated value of transaction costs to Class A shares	-	-	-	-	(458,929)	-	(458,929)
Net income	-	-	-	-	-	648,348	648,348
Balance as of March 31, 2026 (unaudited)	1,047,994	105	5,750,000	575	-	(11,784,250)	(11,783,570)
Accretion for Class A Ordinary Shares to redemption amount	-	-	-	-	-	(1,535,419)	(1,535,419)
Net income	-	-	-	-	-	687,454	687,454
Balance as of June 30, 2026 (unaudited)	1,047,994	$105	5,750,000	$575	$-	$(12,632,215)	$(12,631,535)

FOR THE PERIOD FROM JUNE 18, 2025 (INCEPTION) THROUGH JUNE 30, 2025

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit
Balance as of June 18, 2025 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary Shares to Sponsor	-	-	5,750,000	575	24,425	-	25,000
Net loss	-	-	-	-	-	(28,197)	(28,197)
Balance as of June 30, 2025 (unaudited)	-	$-	5,750,000	$575	$24,425	$(28,197)	$(3,197)

(1)	This number includes an aggregate of up to 750,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option had not been exercised in full or in part by the underwriters. On February 9, 2026, the underwriters exercised their over-allotment option in full to be settled as part of the closing of the Initial Public Offering (as defined in Note 1). As a result of the underwriters’ election to fully exercise their over-allotment option, those 750,000 Founder Shares are no longer subject to forfeiture by the Sponsor (see Note 4).

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPACSPHERE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30, 2026	For the Period from June 18, 2025 (inception) through June 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,335,802	$(28,197)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Payment of operation costs through promissory note	-	10,420
Interest earned on marketable securities held in Trust Account	(2,396,125)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(119,954)	-
Accrued expenses	829,689	17,777
Net cash used in operating activities	(350,588)	-

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	-
Net cash used in investing activities	(172,500,000)	-

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	-
Proceeds from sale of Private Placement Units	2,794,650	-
Underwriters’ reimbursement	2,156,250	-
Repayment of promissory note – related party	(410,006)	-
Payment of offering costs	(516,993)	-
Net cash provided by financing activities	173,073,901	-

Net Change in Cash Equivalents	223,313	-
Cash equivalents – Beginning of period	6,081	-
Cash equivalents – End of period	$229,394	$-

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$208,270	$48,934
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$-	$9,577
Deferred offering costs paid through promissory note – related party	$-	$25,000
Prepaid services contributed by Sponsor in exchange for issuance of Class B ordinary shares	$-	$15,423
Deferred underwriting fee payable	$12,075,000	$-

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company had not commenced any operations. All activity for the period from June 18, 2025 (inception) through June 30, 2026, relates to the Company’s formation, the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and engaging in negotiations with such target company. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A Ordinary Shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares were issued with other freestanding instruments (i.e., warrants and Public Share Rights (as defined in Note 3)), the initial carrying value of the Public Shares classified as temporary equity are the allocated proceeds determined in accordance with ASC 470-20, “Debt with Conversion and other Options.” The Public Shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the condensed consolidated balance sheets until such date that a redemption event takes place.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Business Combination Agreement

On May 29, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among the Company, SPACSphere Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Mobilewalla Holdco, Inc., a Delaware corporation (“Mobilewalla”), pursuant to which Merger Sub will merge with and into Mobilewalla, whereupon the separate corporate existence of Merger Sub will cease and Mobilewalla will be the surviving company and continue in existence as a direct, wholly-owned subsidiary of the Company, on the terms and subject to the conditions set forth therein.

Pursuant to the Business Combination Agreement, prior to the consummation of the Business Combination, and subject to the approval of the shareholders of the Company, (i) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company outstanding will be converted into one Class A ordinary share, par value $0.0001 per share, of the Company in accordance with the Articles of Association of the Company (the “Class B Conversion”), and, (ii) following the Class B Conversion, the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (2023 Revision) of the Cayman Islands, as amended.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Going Concern Consideration

As of June 30, 2026, the Company had $229,394 in cash equivalents and a working capital deficit of $556,535.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the Working Capital Loans may be converted upon completion of a Business Combination into private units at a price of $10.00 per unit. Such private units would be identical to the Private Placement Units. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2026, there were no Working Capital Loans outstanding.

The Company has completed its Initial Public Offering at which time capital in excess of the funds deposited in Trust Account and/or used to fund offering expenses was released to the Company for general capital purposes. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Presentation of Financial Statements — Going Concern,” the Company’s management has reevaluated the Company’s liquidity and financial condition, and determined that the Company still lacks the liquidity to sustain operations for a reasonable period of time, which is considered to be one year from the date of the issuance of the unaudited condensed consolidated financial statements. The Company has 15 months from the date of Initial Public Offering, or until May 9, 2027, to consummate the initial Business Combination. If a Business Combination is not consummated by the end of the Combination Period, currently May 9, 2027, there will be a mandatory liquidation and subsequent dissolution of the Company. The Company’s liquidity condition and mandatory liquidation raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the accompanying unaudited condensed consolidated financial statements are issued. Management plans to address this uncertainty through a Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete the initial Business Combination before the end of the Combination Period. However, there can be no assurance that the Company will be able to consummate any Business Combination by the end of the Combination Period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed and consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026, as well as the Company’s Current Report on Form 8-K filed with the SEC on February 17, 2026. The interim results for the three and six months ended June 30, 2026 and for the period from June 18, 2025 (inception) through June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly-owned subsidiary. All intercompany accounts and transactions are eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash and $229,394 and $6,081 of cash equivalents as of June 30, 2026 and December 31, 2025, respectively.

Cash and marketable securities held in Trust Account

As of June 30, 2026, the assets held in the Trust Account, amounting to $174,896,125, were held in cash and marketable securities held in Trust Account. As of December 31, 2025, there were no assets held in the Trust Account. The investments held in money market funds are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on marketable securities held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2026 or December 31, 2025. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company is not currently aware of any issues under review that could result in significant payments, accruals, or material deviation from its position. The Company is subject to tax examinations by major taxing authorities since inception. There is currently no taxation imposed by the government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Share Rights

The Company will account for the Public and Private Placement Share Rights, as defined below, to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and will classify the rights under equity treatment at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies public shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets. As of June 30, 2026, the Class A Ordinary Shares subject to possible redemption reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to Public Warrants	(974,625)
Proceeds allocated to Public Rights	(4,398,750)
Public Shares issuance costs	(13,821,755)
Plus:
Accretion of carrying value to redemption value	20,055,836
Class A Ordinary Shares subject to possible redemption, March 31, 2026	$173,360,706
Plus:
Accretion of carrying value to redemption value	1,535,419
Class A Ordinary Shares subject to possible redemption, June 30, 2026	$174,896,125

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of ASC 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A Ordinary Shares and Class B Ordinary Shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average Ordinary Shares outstanding for the respective period.

With respect to the accretion of Class A Ordinary Shares subject to possible redemption and consistent with ASC Topic 480-10-S99-3A, the Company treated accretion in the same manner as a dividend paid to the shareholders in the calculation of the net income (loss) per ordinary share.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 18, 2025 (inception) through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$523,080	$164,374	$959,793	$376,009	$-	$(28,197)
Denominator
Basic weighted average ordinary shares outstanding	18,297,994	5,750,000	14,254,238	5,584,254	-	5,000,000
Basic net income (loss) per ordinary share	$0.03	$0.03	$0.07	$0.07	$-	$(0.01)

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026		For the Period from June 18, 2025 (inception) through June 30, 2025
	Class A	Class B	Class A	Class B	Class A	Class B
Diluted net income (loss) per ordinary share
Numerator:
Allocation of net income (loss)	$523,080	$164,374	$951,840	$383,962	$-	$-
Denominator
Diluted weighted average ordinary shares outstanding	18,297,994	5,750,000	14,254,238	5,750,000	-	-
Diluted net income (loss) per ordinary share	$0.03	$0.03	$0.07	$0.07	$-	$-

Warrant Instruments

The Company will account for the warrants to be issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned value. There are 8,625,000 Public Warrants (defined in Note 3) and 139,733 Private Placement Warrants (defined in Note 5) outstanding as of June 30, 2026.

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Recent Accounting Pronouncements

Management does not believe that recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Due from Sponsor

The Sponsor owes the Company $192,493 for overpayment of the promissory note – related party, which is due on demand.

Support Services

Commencing on the effective date, January 30, 2026, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support and will cease paying until the earlier of the consummation of the Business Combination or its liquidation. For the three and six months ended June 30, 2026, the Company incurred $30,000 and $50,000, respectively, for these fees which was included in the accrued expenses in the accompanying condensed consolidated balance sheets.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. As of June 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Any of the above-mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-US conflict with Iran and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

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

Note 7 — Shareholders’ Deficit

Ordinary Shares

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 1,047,994 shares and no shares issued and outstanding (excluding 17,250,000 and no shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. Holders of Class B Ordinary Shares are entitled to one vote for each share. On June 28, 2025, the Sponsor purchased 5,750,000 shares of the Company’s Class B Ordinary Shares for an aggregate price of $25,000, or approximately $0.004 per share. As of June 30, 2026 and December 31, 2025, there were 5,750,000 Class B Ordinary Shares outstanding.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

Warrants

As of June 30, 2026, there were 8,625,000 Public Warrants and 139,733 Private Placement Warrants outstanding. Each whole warrant entitles the registered holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed below, at any time commencing 30 days after the completion of our initial Business Combination, provided that the Company has an effective registration statement under the Securities Act covering the Class A Ordinary Shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement) and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of Class A Ordinary Shares. This means only a whole warrant may be exercised at a given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless holders purchase at least two units (or additional multiples of two), they will not be able to receive or trade whole warrants. The warrants will expire five years after the completion of our initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

In case of any reclassification or reorganization of the outstanding Class A Ordinary Shares (other than those described above or that solely affects the par value of such Class A Ordinary Shares), or in the case of any merger or consolidation of us with or into another corporation (other than a consolidation or merger in which the Company is the continuing corporation and that does not result in any reclassification or reorganization of our issued and outstanding Class A Ordinary Shares), or in the case of any sale or conveyance to another corporation or entity of the assets or other property of us as an entity or substantially as an entity in connection with which the Company is dissolved, the holders of the warrants will thereafter have the right to purchase and receive, upon the basis and upon the terms and conditions specified in the warrants and in lieu of the Class A Ordinary Shares immediately theretofore purchasable and receivable upon the exercise of the rights represented thereby, the kind and amount of Class A Ordinary Shares or other securities or property (including cash) receivable upon such reclassification, reorganization, merger or consolidation, or upon a dissolution following any such sale or transfer, that the holder of the warrants would have received if such holder had exercised their warrants immediately prior to such event (the “Alternative Issuance”).

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

Share Rights

There were 17,250,000 Public Share Rights and 279,465 Private Placement Share Rights outstanding as of June 30, 2026. Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Share Right will automatically receive one-fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a Share Right redeemed all Class A Ordinary Shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-Business Combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a Share Right will be required to affirmatively convert its Share Rights in order to receive the one-fifth (1/5) of one Class A ordinary share underlying each Share Right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of Share Rights in order to receive its additional Class A Ordinary Shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the Share Rights will be freely tradable (except to the extent held by affiliates of the Company).

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The Share Right agreement provides that, subject to applicable law, (i) any action, proceeding or claim against the Company arising out of or relating in any way to the Share Right agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that the Company irrevocably submits to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. The Company will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum. With respect to any complaint asserting a cause of action arising under the Securities Act or the rules and regulations promulgated thereunder, the Company notes, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

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

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

(UNAUDITED)

The following table presents information about the Company’s assets that are measured at fair value as of June 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026	December 31, 2025
Assets:
Cash and marketable securities held in Trust Account	1	$174,896,125	$-

The fair value of the Public Warrants is $974,625, or approximately $0.11 per Public Warrant. The fair value of Public Warrants was determined using a Monte Carlo Simulation Model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Warrants:

February 9, 2026
Underlying stock price	$9.72
Exercise price	$11.50
Remaining term (years)	6.24
Volatility	5.0%
Risk-free rate	3.81%
Pre-adjusted value per share	$0.86
Market adjustment	13.1%

The fair value of the Public Rights is $4,398,750, or approximately $0.26 per Public Right. The fair value of Public Rights was determined using a Monte Carlo Simulation Model. The Public Rights have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Public Rights:

February 9, 2026
Underlying stock price	$9.72
Pre-adjusted value per share	$1.94
Market adjustment	13.1%

The fair value of the Restricted Shares is $981,412, or approximately $1.28 per Restricted Share. The fair value of Restricted Shares was determined using a Monte Carlo Simulation Model. The Restricted Shares have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the Level 3 valuation of the Restricted Shares:

February 9, 2026
Underlying stock price	$9.72
Pre-adjusted value per share	$9.72
Market adjustment	13.1%

SPACSPHERE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2026

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	June 30, 2026	December 31, 2025
Cash equivalents	$229,394	$6,081
Cash and investments held in Trust Account	$174,896,125	$-

	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	For the Period from June 18, 2025 (inception) through June 30, 2025
General and administrative expenses	$847,965	$1,060,323	$28,197
Interest earned on marketable securities held in Trust Account	$1,535,419	$2,396,125	$-

General and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Business Combination period. The CODM also reviews general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative expenses, as reported on the unaudited condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet dated June 30, 2026, through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

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

On May 29, 2026, the Company entered into a Business Combination Agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) by and among the Company, SPACSphere Merger Sub Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), and Mobilewalla Holdco, Inc., a Delaware corporation (“Mobilewalla”), pursuant to which Merger Sub will merge with and into Mobilewalla, whereupon the separate corporate existence of Merger Sub will cease and Mobilewalla will be the surviving company and continue in existence as a direct, wholly-owned subsidiary of the Company, on the terms and subject to the conditions set forth therein.

Pursuant to the Business Combination Agreement, prior to the consummation of the Business Combination, and subject to the approval of the shareholders of the Company, (i) each then issued and outstanding Class B ordinary share, par value $0.0001 per share, of the Company outstanding will be converted into one Class A ordinary share, par value $0.0001 per share, of the Company in accordance with the Articles of Association of the Company (the “Class B Conversion”), and, (ii) following the Class B Conversion, the Company will domesticate as a Delaware corporation in accordance with Section 388 of the Delaware General Corporation Law and Part XII of the Companies Act (2023 Revision) of the Cayman Islands, as amended.

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

For the three months ended June 30, 2026, we had net income of $687,454, which consisted of interest earned on cash and marketable securities held in Trust Account of $1,535,419, offset by general and administrative costs of $847,965.

For the six months ended June 30, 2026, we had net income of $1,335,802, which consisted of interest earned on cash and marketable securities held in Trust Account of $2,396,125, offset by general and administrative costs of $1,060,323.

For the period from June 18, 2025 (inception) through June 30, 2025, we had net loss of $28,197, which consisted of general and administrative costs of $28,197.

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

For the six months ended June 30, 2026, cash used in operating activities was $350,588. Net income of $1,335,802 was affected by interest earned on marketable securities held in the Trust Account of $2,396,125. Changes in operating assets and liabilities provided $709,735 of cash for operating activities.

For the period from June 18, 2025 (inception) through June 30, 2025, cash used in operating activities was $0. Net loss of $28,197 was affected by payment of operation costs through promissory note of $10,420. Changes in operating assets and liabilities provided $17,777 of cash for operating activities.

As of June 30, 2026, we had marketable securities held in the Trust Account of $174,896,125 (including approximately $2,396,125 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (which interest shall be net of taxes payable by us, if any), to acquire a target business or businesses and to pay our expenses relating thereto. We expect the interest earned on the amount in the trust account will be sufficient to pay any income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash equivalents of $229,394. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Administrative Services Agreement

Our Sponsor has agreed to make available to us certain general and administrative services, including office space, administrative and support services, as we may require from time to time. We have agreed to pay our sponsor $10,000 per month for these services and will continue to incur these fees until the earlier of the consummation of the Company’s initial Business Combination or liquidation. For the three and six months ended June 30, 2026, $30,000 and $60,000 was incurred for this service, respectively, and is included in accrued expenses on the accompanying condensed consolidated balance sheet. For the period from June 18, 2025 (inception) through June 30, 2025, we did not incur any of these fees.

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

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could materially differ from those estimates. As of June 30, 2026 and December 31, 2025, we did not have any critical accounting estimates to be disclosed, except for fair value measurements.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the quarterly period ended June 30, 2026.

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

SPACSPHERE ACQUISITION CORP.

Date: August 14, 2026	By:	/s/ Bala Padmakumar
	Name:	Bala Padmakumar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Soumen Das
	Name:	Soumen Das
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)